Form 10-K
period 2007-12-31
China Renewable Energy Holdings, Inc.
filed 2008-03-25
CIK 1418506

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
                            Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                               or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-52918

              CHINA RENEWABLE ENGERY HOLDINGS, INC.
        ------------------------------------------------
        (Name of registrant as specified in its charter)

            Florida                               65-0968842
---------------------------------        ----------------------------
  (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

Suite 802, Beautiful Group Tower,
74-77 Connaught Road Central, Hong Kong
---------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (852) 2384-6665


       Securities registered under Section 12(b) of the Act:

                                         Name of each exchange
         Title of each class              on which registered
         -------------------             ---------------------

                None                         Not applicable

      Securities registered under Section 12(g) of the Act:

             Common Stock, par value $.001 per share
             ---------------------------------------
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                 [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                 [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                              [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

    Large accelerated filer   [ ]  Accelerated filer         [ ]
    Non-accelerated filer          Smaller reporting company [X]
    (Do not check if smaller
    reporting company)        [ ]


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)
                                                Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,545,000 shares of common stock are issued and outstanding as of March 19, 2008.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                        TABLE OF CONTENTS

-----------------------------------------------------------------
                                                             Page
                                                              No.
Part I
-----------------------------------------------------------------
Item 1.     Business.                                         3
-----------------------------------------------------------------
Item 1A.    Risk Factors                                      6
-----------------------------------------------------------------
Item 1B.    Unresolved Staff Comments.
-----------------------------------------------------------------
Item 2.     Properties.                                       9
-----------------------------------------------------------------
Item 3.     Legal Proceedings.                                9
-----------------------------------------------------------------
Item 4.     Submission of Matters to a Vote of Security       9
            Holders.
-----------------------------------------------------------------
Part II
-----------------------------------------------------------------
Item 5.     Market for Registrant's Common Equity,
            Related Stockholder Matters and Issuer            10
            Purchases of Equity Securities.
-----------------------------------------------------------------
Item 6.     Selected Financial Data.                          11
-----------------------------------------------------------------
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.     11
-----------------------------------------------------------------
Item 7A.    Quantative and Qualitative Disclosures About
            Market Risk.                                      13
-----------------------------------------------------------------
Item 8.     Financial Statements and Supplementary Data.      13
-----------------------------------------------------------------
Item 9.     Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure.           13
-----------------------------------------------------------------
Item 9A.(T) Controls and Procedures.                          13
-----------------------------------------------------------------
Item 9B.    Other Information.                                14
-----------------------------------------------------------------
Part III
-----------------------------------------------------------------
Item 10.    Directors, Executive Officers and Corporate
            Governance.                                       14
-----------------------------------------------------------------

-----------------------------------------------------------------
Item 11.    Executive Compensation.                           18
-----------------------------------------------------------------
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder
            Matters.                                          23
-----------------------------------------------------------------
Item 13.    Certain Relationships and Related
            Transactions, and Director Independence.          24
-----------------------------------------------------------------
Item 14.    Principal Accountant Fees and Services.           24
-----------------------------------------------------------------
Part IV
-----------------------------------------------------------------
Item 15.    Exhibits, Financial Statement Schedules.          25
-----------------------------------------------------------------

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of the factors used in the forward looking statements are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.



                             PART I

ITEM 1.   BUSINESS.

General.

     When used in this Form 10-K, the terms "China Renewable
Energy," "we," "our," "us" and the "Company" refers to China
Renewable Energy Holdings, Inc., a Florida corporation.

Business Development.

     We were incorporated on December 17, 1999 under the laws of the State of Florida under the name Capital Ventures Group IV, Inc., with an authorized capital consisting of 10,000,000 shares of Common Stock at a par value of $.001 per share. We were incorporated to engage in any lawful corporate undertaking, including, but not limited to providing business services and financing to emerging growth entities, and acquiring a Business Opportunity, as defined herein. We have been in the developmental stage since inception and have been inactive to date except for issuing shares to our shareholders and searching for a Business Opportunity to acquire. Since inception our founding shareholder made capital contributions as needed to pay certain debts and fund our minimal activities, which consisted of maintaining our company in good standing under the State of Florida and locating a Business Opportunity. On November 7, 2007 we changed our name to China Renewable Energy Holdings, Inc. and increased the capital we are authorized to issues to 100,000,000 shares of Common Stock and 10,000,000 shares of "blank check" preferred stock. We changed our name to better describe our intended, but not exclusive, business focus. On November 8, 2007, our sole officer and director since inception resigned and Allen Huie was appointed as the Chief Executive Officer and director. The change in management occurred to better continue our intended business plan.

     We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale or a significant amount of assets not in the ordinary course of business.

Business of Issuer.

     We are a development stage company and have had no operations. Other than issuing shares to our shareholders, we have never commenced any operational activities. As such, we have no specific products, services, or business.

     We can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with an unidentified private entity (hereinafter referred to as the "Business Opportunity").

     We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. A business entity, if any, which may be interested in a Business Opportunity with us, may include the following:

  * a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
  * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
  * a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
  * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
  * a foreign company which may wish an initial entry into the United States securities market;
  * a company seeking one or more of the other perceived benefits of becoming a public company.

     Entering into a Business Opportunity will normally involve the transfer or issuance to the target company of common stock of the Company, and may include supplementing the current management and board of directors. There is no assurance that our assumptions are correct or that we will be able to enter into a Business Opportunity.

Competition.

     We are and will continue to be a limited competitor in the business of seeking a Business Opportunity with a private company. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable Business Opportunity candidates for us. Nearly all such entitles have significantly greater experience and financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in identifying possible Business Opportunities and successfully completing a Business Opportunity.

     We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

     The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan that we describe herein.

     Relevant thereto, Allen Huie, the principal shareholder of the Company, has expressed an intention not to sell his shares of Common Stock until we have successfully completed a merger or acquisition, and we are no longer classified as a "blank check" company.

     Transferability of our shares of Common Stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances prohibiting, the initial sale and subsequent resale of securities of "blank check" companies, such as us, within that state. In addition, many states while not specifically prohibiting the issuance of securities may restrict securities of "blank check" companies, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting securities of "blank check" companies, would require us to register our securities for sale or resale in their states. We currently have no plan to register any of our securities with any state. To ensure that any state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibit such resale if no exemption is available for such resale. We do not anticipate that a secondary trading market for our securities will develop in any state until subsequent to consummation of a Business Opportunity, if at all.

     Although we will be subject to regulation under the Exchange Act, we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.

     Federal and state tax consequences will likely be major considerations in any Business Opportunity we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to the parties to the transaction, pursuant to various federal and state tax provisions. We intend to structure any Business Opportunity so as to minimize the federal and state tax consequences to both ourselves and the target entity; however, there can be no assurance that such Business Opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-fee treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties of the transaction.

     Section 13 and 15(d) of the Exchange Act, require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that maybe incurred by some target entities to prepare such statements may preclude our consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     We have not conducted, nor have others made available to us, results or market research indicating that market demand exists for the transactions contemplated by us. However, we do not have, and do not plan to have, and do not plan to establish, a marketing organization. Even in the event a Business Opportunity is identified for merger or acquisition contemplated by us, there is no assurance we will be successful in completing such Business Opportunity.

     We currently have no full or part-time employees. There are no collective bargaining agreements or employment agreements with Allen Huie, our sole officer and director. Allen Huie is involved in other full-time business activities. Allen Huie participates in the running of the our company on a part-time basis as needed without compensation. We do not plan to make any change in the number our employees to evaluate Business Opportunities. The need for additional employees and their availability will be addressed in connection with our decision of whether or not to pursue a Business Opportunity.

ITEM 1A.  RISK FACTORS

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

     We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a Business Opportunity. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a Business Opportunity.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer to enter into a Business Opportunity with an entity or entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a Business Opportunity, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND
COMBINATIONS.

     We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible, and successfully completing a Business Opportunities. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION; FAILURE TO MEET ITS
FIDUCIARY OBLIGATIONS.

     Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a Business Opportunity, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

NO AGREEMENT FOR BUSINESS OPPORTUNITY OR OTHER TRANSACTION-NO
STANDARDS FOR BUSINESS OPPORTUNITY-MANAGEMENTS SOLE DISCRETION
REGARDING BUSINESS COMBINATION.

     We have no current arrangement, agreement or understanding with respect to engaging in a Business Opportunity with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable Business Opportunities or in concluding a business combination. Allen Huie is our sole officer, director and as such has complete control and discretion with regard to our business and affairs. Mr. Huie has complete discretion whether we will enter into a Business Opportunity. Management has not identified any particular industry or specific business within an industry for evaluation by us, but is interested generally in the area of renewable energy. There is no assurance that we will be able to negotiate a Business Opportunity on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a Business Opportunity with such business entity. Accordingly, we may enter into a Business Opportunity with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

     While seeking a Business Opportunity, management anticipates devoting only a limited amount of time per month to our business. Our sole officer, Mr. Huie, has agreed to devote approximately 10 hours per month to the business affairs of the Company. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL.

     Our officer and director may participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management may seek a Business Opportunity with any entity in which a member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See ITEM 5.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.

     Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

     We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such Business Opportunity.

LACK OF DIVERSIFICATION.

     Our proposed operations, even if successful, will in all likelihood result in our engaging in a Business Opportunity with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

REGULATION UNDER INVESTMENT COMPANY ACT.

     Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a Business Opportunity which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

     A Business Opportunity involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such Business Opportunity may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS
COMBINATION.

     Our primary plan of operation is based upon a Business Opportunity with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by our present shareholder and would most likely result in a change in control of our management.

TAXATION.

     Federal and state tax consequences will, in all likelihood, be major considerations in any Business Opportunity we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such Business Opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS.

     We will require audited financial statements from any business entity we propose to acquire. No assurance can be given however, that audited financials will be available to us prior to a completion of the Business Opportunity. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

ITEM 2.   PROPERTIES.

     We currently have no material assets, and we do not own or lease any real or personal property. We currently operate without charge out of office space donated by our management. Management has agreed to continue this arrangement until the Company completes an acquisition or merger. We believe that this space is sufficient for us at this time.

     Because the Company has had minimal operations, which activities have consumed an insignificant amount of management's time, the costs to management of providing the use of his office and telephone have been minimal.

     We have no preliminary agreements or understandings with respect to the office facility subsequent to the completion of a Business Opportunity. Upon closure of a Business Opportunity, we plan to relocate our office to that of the Business Opportunity candidate.


ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY,
          RELATED MATTERS AND ISSUER PURCHASES OF EQUITY
          SECURITIES

     There is not and has never been any established "public market" for our shares of common stock. We intend to submit for quotation of our common stock on the OTC Bulletin Board of the NASD at such time as we complete a Business Opportunity, if ever, and management does not expect any public market to develop unless and until the company completes a Business Opportunity. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

     As of March 19, 2008, there were approximately 47 record owners of our common stock.

Dividend Policy

     We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2007.


                                   Number of          Weighted            Number of
                                   securities to be   average exercise    securities
                                   issued upon        price of            remaining
                                   exercise of        outstanding         available for
                                   outstanding        options, warrants   future issuance
                                   options,           and rights (b)      under equity
                                   warrants and                           compensation
                                   rights (a)                             plans (excluding
                                                                          securities reflected
                                                                          in column (a)) (c)
----------------------------------------------------------------------------------------------
Plan category
Plans approved by shareholders:
  2007 Stock Option and Stock
  Award Plan                                      0        $      0
Plans not approved by shareholders                0        $      0



     A description of this plan is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option
Plans.

Recent Sales of Unregistered Securities

     Between February 2008 and March 19, 2008 we sold 245,000 shares of our common stock to 44 accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D and Regulation S. We received proceeds of approximately $490,000 from this offering. We are using the net proceeds from this offering for working capital. The recipients represented that he/she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption
therefrom.   No underwriter participated in the transaction and
no commissions were paid in connection with the transaction.


ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to a smaller reporting company.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Plan of Operation.

     We are a development stage company formed in December 1999 to engage in any lawful corporate undertaking, including, but not limited to providing business services and financing to emerging growth entities, and acquiring a Business Opportunity. Since inception our operations have been limited to development of our business plan. We have never generated any revenues and do not have any operations. Our net losses for the period from December 17, 1999 (inception) to December 31, 2007 were $35,940.

     Based upon our investigation, we believe that there is a demand by non-public corporations for shell corporations that are publicly registered companies. Our business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. While we have based our business plan on the foregoing assumption, there is no assurance that the same is accurate or correct and accordingly, no assurance a fully reporting shell company will have any actual benefit to non-public corporations.

     In our attempts to close a business combination, we will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature, except we are currently focusing on the renewable energy industry. We may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a Business Opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We may engage in transactions which are, or are with, related parties. It is possible that a Business Opportunity may be seeking additional capital to fund its operations. We do not intend, however, to seek to raise capital in one or more private placements to finance the operation of any acquired Business Opportunity until such time as we have successfully consummated such a merger or acquisition.

     We anticipate that the selection of a Business Opportunity in which to participate will be complex and extremely risky. Management anticipates that it may be able to participate in only one potential business venture because we have no assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

     In the pursuit of our business plan, during fiscal 2007 we filed a registration statement with the Securities and Exchange Commission which, upon its effectiveness, made our company subject to the reporting requirements of the Securities Exchange Act of 1934. While we believe that our status as a public company will enhance our ability to successfully conclude a business combination, during fiscal 2007 we incurred legal, accounting and similar expenses and fees related to the registration statement of approximately $16,600. During fiscal 2007 our expenses included approximately $16,000 in professional fees related to becoming a public company for which we did not have comparable expenses in prior periods, and approximately $10,900 of general and administrative expenses, an increase of $10,750 from fiscal 2006. Included in general and administrative expenses for fiscal 2007 were $10,000 in consulting fees and $648 for filing fees.

     Prior to fiscal 2007, our management has paid various expenses on our behalf which were generally related to state filing and similar fee which aggregated $7,420 and have been considered a capital contribution. To provide capital to pay the expenses associated with becoming a public company in November 2007 we borrowed $10,000 from Mr. Huie under the terms of a promissory note with 7% per annum interest which is payable on November 8, 2008. In addition, during the fourth quarter of fiscal 2007 we raised $15,000 from the sales of our securities to provide additional capital. We anticipate that we will incur similar professional fees and costs related to our reporting obligations until such time, if ever, that we are able to successfully consummate a business combination. In addition, in November 2007 we entered into a one year consulting agreement with Grandview Capital, Inc. to provide strategic and financial
consulting services to us for a monthly fee of $5,000.   We will
also incur expenses during the course of identifying, investigating and closing a Business Opportunity. We are, however, unable at this time to quantify the amount of these future expenses.

     At December 31, 2007 we had cash on hand of $11,576 and a working capital deficit of $12,520. Included in our obligations at December 31, 2007 are approximately $27,400 of liabilities which includes $10,000 for consulting fees, $3,841 in legal fees, $3,364 in accounting fees, and a note payable of $10,102, principal and accrued interest due Mr. Huie. Subsequent to year end, we have raised an additional $490,000 from the sale of our securities, and receive $800 in subscription receivables, which will be used for general working capital.

While our current working capital should be sufficient to pay our operating expenses, satisfy our current obligations and continue our business plan until such time as we are able to close a transaction with a Business Opportunity, we may seek to raise additional financing through equity financings. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of shareholders. There can be no assurance that any such funding will be available to us on favorable terms, or at all. If our current working capital is not adequate to pay our operating expenses and fund our business plan and we are not able to raise additional capital, we may be unable to continue our status as a public company which will adversely impact our ability to close a transaction with a Business Opportunity and we may be forced to cease our operations. In this event, you would lose your entire investment in our company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

     Not applicable to a smaller reporting company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements are contained in pages F-1 through F-10, which appear at the end of this annual report.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A(T). CONTROLS AND PROCEDURES.

     We became subject to the requirements under the Securities Exchange Act of 1934, as amended on January 18, 2008, which was sixty days following the filing of our registration statement on Form 10-SB. This annual report does not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in this annual report.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

     Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

     There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.

     None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

     The following table sets forth the name, position with the Company and age of our sole executive officer and director.

Name                 Age                     Position
----                 ---                     --------

Allen Huie           49        Chairman of the Board, Chief Executive
                               Officer and Secretary

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Allen Huie. Mr. Huie has served as a director of the Company and our Chief Executive Officer and Secretary since November 8, 2007.

Mr. Huie is an investment banker and private equity investor in the greater China region.

Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan.

Mr. Huie is a co-founder and Chief Executive Officer of China Clean & Renewable Energy, Ltd from September 2006 to the present. China Clean & Renewable Energy, Ltd.'s principal business is to provide specialized consultancy services in the carbon emissions market in China; providing advisory, development, and financing services related to energy efficiency projects, renewable energy projects and related technologies in China.

From August 2005 to present Mr. Huie has been advisor for AIP
Strategic Investments Ltd. which invests in and operate retail outlets in Southern China that mainly sell herbal tea.

From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the Company in its principal business of providing on-line hotel and air travel bookings throughout
China.

Prior to founding Bizexpress, Mr. Huie was Managing Director and head of Investment banking for Salomon Brothers in Asia, where he was responsible for Salomon's business in Asia. Mr. Huie started his investment banking career with Salomon in New York in 1985 and help Salomon expand their business in Tokyo, Hong Kong, and China for over 13 years. While at Salomon, Mr. Huie specialized in Corporate finance and M&A. Mr. Huie received his BA in Economics from the College of Arts and Sciences at the University of Pennsylvania in 1980, his BSE in Finance from the Wharton School at the University of Pennsylvania in 1980, and his JD in Law from the University of Pennsylvania Law School in 1983. Mr. Huie was also a Senior Fellow at the UCLA School of Public Policy in 1998.

     Directors are elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are at the discretion of the Board.

     We currently have no significant employees, and we do not anticipate hiring any in the future. There are no family relationships among directors and executive officers. In the last five years, no director, executive officer, promoter or control person of our company has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance With Section 16(a) of the Exchange Act

     As of December 31, 2007, we were not subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock were not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.

Code Of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.

     A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to China Renewable Energy Holdings, Inc., at the mailing address of 1314 E. Las Olas Boulevard, Suite 1016, Fort Lauderdale, FL 33301, Attention: Secretary.

Committees of the Board of Directors

     Our Board of Directors has established a Nominating and Corporate Governance Committee, Compensation Committee and an
Audit Committee. From time to time, the Board of Directors may establish additional committees.

Audit Committee. The Company has an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on November 7, 2007. The Audit Committee is presently composed of Mr. Huie who will serve as the Chairman of the Audit Committee.

Compensation Committee. The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the Board of Directors. In addition, the Committee determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions on which they are granted, amends compensation plans within the scope of the Committee's authority and recommends plans and plan amendments to the Board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Board has previously adopted a written charter for the Compensation Committee on November 7, 2007. The Compensation Committee is presently composed of Mr. Huie who will serve as the Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee. The Nominating and
Corporate Governance Committee reviews and makes recommendations to the Board of Directors with respect to:

     * the responsibilities and functions of the Board and Board committees and with respect to Board compensation,
     * the composition and governance of the Board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the Board,
     * candidates for election as Chief Executive Officer and other corporate officers,
     * monitoring the performance of the Chief Executive Officer and our plans for senior management succession,
     * reviewing and recommending the policies and procedures necessary for the effective management of our company, and
     * compliance with all Securities and Exchange Commission rules and regulations.

     The Nominating and Corporate Governance Committee uses various methods to identify director nominees. The Nominating and Corporate Governance Committee assesses the appropriate size and composition of the Board and the particular needs of the Board based on whether any vacancies are expected due to retirement or otherwise. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current board members, stockholders, or other sources. All candidates are evaluated based on a review of the individual's qualifications, skills, independence, and expertise. Our Nominating and Corporate Governance Committee, operates under a written charter which was adopted November 7, 2007. The Nominating and Corporate Governance Committee is presently composed of Mr. Huie who will serve as the Chairman of the Nominating and Corporate Governance Committee.

Identifying and Evaluating Director Nominees

     We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Audit Committee Financial Expert

     None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

* understands generally accepted accounting principles and financial statements,
* is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
* has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
*    understands internal controls over financial reporting, and
*    understands audit committee functions.

     Since our formation we have relied upon the personal relationships of our CEOs to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until such time our company further develops its business, acquires a Business Opportunity, achieves a revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

----------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------
                                                      NON-EQUITY
                                                      INCENTIVE    NONQUALIFIED      ALL
NAME AND            YEAR               STOCK  OPTION     PLAN         DEFERRED      OTHER
PRINCIPAL                 SALARY BONUS AWARDS AWARDS COMPENSATION  COMPENSATION  COMPENSATION TOTAL
POSITION                   ($)    ($)   ($)    ($)       ($)        EARNINGS ($)   ($)        ($)
(A)                 (B)    (C)    (D)   (E)    (F)       (G)           (H)         (I)        (J)
----------------------------------------------------------------------------------------------------
Allen Huie [1]      2007    0      0     0      0         0             0           0          0
----------------------------------------------------------------------------------------------------
                    2006    0      0     0      0         0             0           0          0
----------------------------------------------------------------------------------------------------
Peter Goldstein [2] 2007    0      0     0      0         0             0           0          0
----------------------------------------------------------------------------------------------------
                    2006    0      0     0      0         0             0           0          0
----------------------------------------------------------------------------------------------------

1    Mr.  Huie  has served as our Chief Executive Officer  since
     November 8, 2007.
2 Mr. Goldstein served as our Chief Executive Officer from our inception in December 1999 until November 8, 2007.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2006 or 2007, or the period ending on the date of this report.

               Outstanding Equity Awards at Fiscal Year-End

     The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                                                                                                EQUITY
                                                                                                                INCENTIVE
                                                                                                     EQUITY     PLAN
                                                                                                     INCENTIVE  AWARDS:
                                                                                           MARKET    PLAN       MARKET
                                                                                 NUMBER    VALUE     AWARDS:    OR
                                             EQUITY                              OF        OF        NUMBER     PAYOUT
                                             INCENTIVE                           SHARES    SHARES    OF         VALUE OF
                                             PLAN                                OR        OR        UNEARNED   UNEARNED
                                             AWARDS:                             UNITS     UNITS     SHARES,    SHARES,
                 NUMBER OF    NUMBER OF      NUMBER OF                           OF        OF        UNITS OR   UNITS OR
                 SECURITIES   SECURITIES     SECURITIES                          STOCK     STOCK     OTHER      OTHER
                 UNDERLYING   UNDERLYING     UNDERLYING                          THAT      THAT      RIGHTS     RIGHTS
                 UNEXERCISED  UNEXERCISED    UNEXERCISED   OPTION                HAVE      HAVE      THAT       THAT
                 OPTIONS      OPTIONS        UNEARNED      EXERCISE  OPTION      NOT       NOT       HAVE NOT   HAVE NOT
                 (#)          (#)            OPTIONS       PRICE     EXPIRATION  VESTED    VESTED    VESTED     VESTED
NAME             EXERCISABLE  UNEXERCISABLE  (#)           ($)       DATE        (#)       ($)       (#)        (#)
(A)              (B)          (C)            (D)           (E)       (F)         (G)       (H)       (I)        (J)
-------------------------------------------------------------------------------------------------------------------------
Allen Huie                 0              0            0          -           -       0         -           0           -

Peter Goldstein            0              0            0          -           -       0         -           0           -

Equity Compensation Plan

Overview

     On December 18, 2007, our board of directors authorized, and holders of a majority of our outstanding common stock approved and adopted, our 2007 Stock Option and Stock Award Plan covering
3,000,000 shares of common stock.

     The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our board of directors, or a committee of the board, will administer the Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each option and the exercise price.

     Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

     During fiscal 2007, we did not grant any options under the plan.

Eligibility

     Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan. Only our employees are eligible to receive incentive options.

Administration

     The plan will be administered by our board of directors or an underlying committee. The board of directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the board of directors or committee.

Shares Subject to Awards

     We have currently reserved 3,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 3,000,000 shares may be issued, unless the plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

     The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment will be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the board of directors may declare that each option granted under the Plan terminates as of a date to be fixed by the board of directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

Terms of Exercise

     The plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by the committee or by the board of directors.

     The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000.

Exercise Price

     The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns, within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986, at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The plan provides that fair market value shall be determined by the board of directors or the committee in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board or the Committee shall determine the fair value of such consideration to us in monetary terms.

     The exercise price of non-qualified options shall be determined by the board of directors or the committee, but shall not be less than the par value of our common stock on the date the option is granted.

     The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the plan.

Manner of Exercise

     Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefor. Payment shall be in cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to the board of directors or the committee, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the board of directors or committee that such loan or guarantee is reasonably expected to benefit us.

Option Period

     All incentive stock options shall expire on or before the tenth anniversary of the date the option is granted except as limited above. However, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options shall expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

Termination

     All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

     In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier.

     If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier.

     If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate.

     If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

     If an optionee's employment with us is terminated for any reason whatsoever, and within three months after the date thereof optionee either (i) accepts employment with any competitor of, or otherwise engages in competition with us, or (ii) discloses to anyone outside our company or uses any confidential information or material of our company in violation of our policies or any agreement between the optionee and our company, the committee, in its sole discretion, may terminate any outstanding stock option and may require optionee to return to us the economic value of any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

     The committee may, if an optionee's employment with us is terminated for cause, annul any award granted under this plan to such employee and, in such event, the committee, in its sole discretion, may require optionee to return to us the economic value any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

Modification and Termination of Plan

     The board of directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to this plan which has the effect of (a) increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or
(b) changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders in the same manner as approval of this plan is required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall theretofore have been suspended or terminated by the board of directors, the plan will terminate on December 18, 2017.

Employment Contracts and Termination of Employment and Change-in-
Control Arrangements.

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Director Compensation

     Mr. Huie is the only member of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Mr. Huie is not, and has not been, compensated for his services as a member of our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 19, 2008, there were 16,545,000 shares of Common Stock issued and outstanding. The following table sets forth, as of the close of business on March 19, 2008 (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; and (b) the number of shares of Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is Suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong

      Name and                 Amount of            Percentage
     Address of                Beneficial               of
of Beneficial Owner(1)     Ownership of Stock          Class
----------------------     ------------------       ----------
Allen Huie                     15,000,000              90.6%

All Executive Officers         15,000,000              90.6%
and Directors as a Group
(one person)

------------------

     (1) Pursuant to Rule 13-d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

Change of Control.

     There are currently no arrangements, which would result in a change of control of the Company. A Business Opportunity involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our Company. Any such Business Opportunity may require our management to sell or transfer all or a portion of our Common Shares held by them, or resign as members of our Board of Directors. The resulting change in control of the Company could result in the removal of the present management of the Company and a corresponding reduction or elimination of their participation in the future affairs of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

Conflict of Interest

     Our management team is involved in other business activities and may, in the future become involved in other business opportunities. If a specific Business Opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

Transactions with Management, Promoters and Others.

      We have not entered into any transactions with our directors, executive officers, any promoter or founder, or beneficial owners of our common stock. We may, however, in the future engage in transactions which are, or are with, related parties, including our officers, directors or shareholders, including transactions involving a Business Opportunity. We are not a subsidiary of any parent company.

Contribution from Shareholder

     During November 2007, our president and sole shareholder at the time contributed 500,000 shares of common stock to the Company for no consideration. The shares were cancelled by the Company upon receipt.

In-Kind Contribution from Shareholders

     Since our inception on December 17, 1999, our founder and sole shareholder at the time paid an aggregate of $7,420 on our behalf as additional capital contributions to pay operating expenses.

Loan from Officer

     On November 8, 2007, Allen Huie loaned us $10,000 for working capital and we issued Mr. Huie a unsecured promissory note in the principal amount of $10,000 in connection therewith. The promissory note bears interest at 7% per annum payable on maturity. The note is due on November 8, 2008.

Agreement with Grandview Capital, Inc.

     We have entered into an agreement with Grandview Capital, Inc. for strategic and financial consulting services. Peter Goldstein who served as our Chief Executive Officer, sole officer and sole director from incorporation of the company on December 17, 1999 through November 8, 2007 and currently owns 500,000 shares of our Common Stock, is the Chairman of Grandview Capital, Inc., a wholly owned subsidiary of Grandview Capital Partners, Inc. Under this agreement, Grandview Capital, Inc. will receive $60,000 in compensation from the Company. During 2007, we paid an aggregate of $10,000 of consulting fees to Grandview Capital, Inc.

Director Independence

       Mr. Huie, our sole director, is not considered an "independent" director.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2007 and fiscal 2006.

                                Fiscal 2007  Fiscal 2006
                                -----------  -----------
Audit Fees                      $     4,900  $     5,364
Audit-Related Fees                        0            0
Tax Fees                                  0            0
All Other Fees                            0            0
                                -----------  -----------
          Total                 $     4,900  $     5,364

     Audit Fees - This category includes the audit of our annual financial statements, and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

     Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our registration statement on Form 10-SB and other accounting consulting.

     Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

     All Other Fees - This category consists of fees for other miscellaneous items.

     Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the Board of Directors.


                          PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit   Description of Document
-------   -----------------------

3.1(a)    Articles of Incorporation(1)
3.1(b) Articles of Amendment to the Articles of Incorporation filed November 7, 2007(1)
3.2       By-Laws(1)
10.1      Promissory Note dated November 8, 2007 to Allen Huie(1)
10.2      2007 Stock Option and Stock Award Plan*
14.1      Code of Business Conduct and Ethics *

21.1      Subsidiaries of the registrant *
31.1      Section 302 Certificate of Chief Executive Officer *
31.2 Section 302 Certificate of principal accounting and financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*

*    filed herewith

(1) Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 000-52918, filed November 19, 2007.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CHINA RENEWABLE ENERGY HOLDINGS, INC.

                         By: /s/ Allen Huie
                            -----------------------------------
                         Allen Huie, Chief Executive Officer,
                         director, principal executive officer
                         and principal accounting and financial
                         office

                         Date: March 19, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie
-----------------
Allen Huie         Chief Executive Officer and
                   Chairman of the Board          March 19, 2008

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)



                             CONTENTS


PAGE F-1     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-2     BALANCE SHEETS AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006.

PAGE F-3 STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007.

PAGE F-4 STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007.

PAGE F-5 STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007.

PAGES F-6-
      F-10   NOTES TO FINANCIAL STATEMENTS.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    -------------------------------------------------------

To the Board of Directors of:
China Renewable Energy Holdings, Inc.

We have audited the accompanying balance sheets of China Renewable Energy Holdings, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006 and the period December 17, 1999 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of China Renewable Energy Holdings, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period December 17, 1999, (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations and has a net loss of $35,940 from inception, a working capital deficiency of $15,881 and used cash in operations of $14,424 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 28, 2008, expect for Note 7, to which the date is March 21, 2008

               China Renewable Energy Holdings, Inc.
                   (A Development Stage Company)
                         Balance Sheets

                                          As of                 As of
                                    December 31, 2007     December 31, 2006
                                    -----------------     -----------------

                          ASSETS
                          ------
Current Assets
  Cash                            $            11,576   $                 -

Other Assets
  Deferred financing fees                       3,361                     -
                                    -----------------     -----------------
Total Assets                                   14,937                     -
                                    =================     =================


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
            ----------------------------------------

Current Liabilities
  Accounts payable                $            17,355   $                 -
  Note payable -Stockholder                    10,000                     -
  Accrued Interest                                102                     -
                                    -----------------     -----------------
Total Liabilities                              27,457                     -
                                    -----------------     -----------------

Stockholders' Deficiency
  Preferred stock, $0.001 par
    value; 10,000,000 shares
    authorized, none issued
    and oustanding                                  -                     -
  Common Stock, $0.001 par
    value; 100,000,000 shares
    authorized, 16,300,000 and
    1,000,000 shares issued and
    outstanding, respectively                  16,300                 1,000
  Additional paid-in capital                    7,920                 7,420
  Subscription receivable                        (800)                    -
  Deficit accumulated during
    the development stage                     (35,940)               (8,420)
                                    -----------------     -----------------
Total Stockholders' Deficiency                (12,520)                    -
                                    -----------------     -----------------

Total Liabilities and
Stockholders' Deficiency          $            14,937   $                 -
                                    =================     =================



              See accompanying notes to financial statements

               China Renewable Energy Holdings, Inc.
                   (A Development Stage Company)
                      Statement of Operations

                                                                       For the Period from
                                                                        December 17, 1999
                                  For the Years Ended December 31,        (Inception) to
                                         2007              2006         December 31, 2007
                                  ---------------   ----------------   -------------------

Operating Expenses
  Professional fees               $        16,620   $              -   $            23,590
  General and administrative               10,900                150                12,350
                                  ---------------   ----------------   -------------------
Total Operating Expenses                   27,520                150                35,940
                                  ---------------   ----------------   -------------------

Loss from Operations                      (27,520)              (150)              (35,940)

Provision for Income  Taxes                     -                  -                     -
                                  ---------------   ----------------   -------------------

Net Loss                          $       (27,520)  $           (150)  $                 -
                                  ===============   ================   ===================


Net Loss Per Share
  - Basic and Diluted             $         (0.01)  $          (0.00)
                                  ===============   ================

Weighted average number of
  shares outstanding
  during the period
  - Basic and Diluted                   3,208,493          1,000,000
                                  ===============   ================


              See accompanying notes to financial statements

                  China Renewable Energy Holdings, Inc.
                      (A Development Stage Company)
                  Statement of Stockholders' Deficiency
    For the period from December 17, 1999 (inception) to December 31, 2007

                                            Blank Check
                                          Preferred Stock     Common Stock                                  Deficit
                                          $.001 Par Value    $.001 Par Value                             accumulated
                                        ---------------------------------------   Addt'l                   during        Total
                                        Number of                                 paid-in  Subscription  development  Stockholders'
                                         Shares     Amount   Shares      Amount   capital   receivable      stage       Deficiency
                                        --------    ------   ------      ------   -------  ------------  -----------  -------------

Balance December 17, 1999 (Inception)           -  $     -           -  $     -  $      - $           - $          - $           -

 Common stock issued to founders for
 cash ($0.001 per share)                        -        -   1,000,000    1,000         -             -            -         1,000

 In-kind contribution                           -        -           -        -     5,970             -            -         5,970

 Net loss for the period December 17,
 1999 (inception to December 31, 1999)          -        -           -        -         -             -       (6,970)       (6,970)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 1999                      -        -   1,000,000    1,000     5,970             -       (6,970)            -

 In-kind contribution                           -        -           -        -       150             -            -           150

 Net loss, 2000                                 -        -           -        -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 2000                      -        -    1,000,000   1,000     6,120             -       (7,120)            -

 In-kind contribution                           -        -            -       -       150             -            -           150

 Net loss, 2001                                 -        -            -       -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 2001                      -        -    1,000,000   1,000     6,270             -       (7,270)            -

 In-kind contribution                           -        -            -       -       150             -            -           150

 Net loss, 2002                                 -        -            -       -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 2002                      -        -    1,000,000   1,000     6,420             -       (7,420)            -

 In-kind contribution                           -        -            -       -       150             -            -           150

 Net loss, 2003                                 -        -            -       -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 2003                      -        -    1,000,000   1,000     6,570             -       (7,570)            -

 In-kind contribution                           -        -            -       -       150             -            -           150

 Net loss, 2004                                 -        -            -       -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------

 Balance December 31, 2004                      -        -    1,000,000   1,000     6,720             -       (7,720)            -

 In-kind contriubtion                           -        -            -       -       550             -            -           550

 Net loss, 2005                                 -        -            -       -         -             -         (550)         (550)
                                        ------------------------------------------------------------------------------------------

Balance, December 31, 2005                      -        -    1,000,000   1,000     7,270             -       (8,270)            -

 In-kind contribution                           -        -            -       -       150             -            -           150

 Net loss, 2006                                 -        -            -       -         -             -         (150)         (150)
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 2006                      -        -    1,000,000   1,000     7,420             -       (8,420)            -

Stock issued for cash                                        15,000,000  15,000         -             -            -        15,000

Stock issued for cash                                           800,000     800         -          (800)           -             -

Cancellation and retirement of
shares                                                         (500,000)   (500)      500             -            -             -

Net loss for the year ended
December 31, 2007                               -        -            -       -         -             -      (27,520)      (27,520)
                                        ------------------------------------------------------------------------------------------

Balance, December 31, 2007                      -  $     -   16,300,000 $16,300 $   7,920 $        (800) $   (35,940)$     (12,520)
                                        ==========================================================================================



              See accompanying notes to financial statements

                 China Renewable Energy Holdings, Inc.
                     (A Development Stage Company)
                       Statement of Cash Flows

                                                                             For the Period from
                                                                               December 17, 1999
                                          For the Years Ended December 31,     (Inception) to
                                               2007             2006          December 31, 2007
                                          --------------   ---------------   -------------------

Cash Flows From Operating Activities:
Net Loss                                  $      (27,520)  $          (150)  $           (35,940)
  Adjustments to reconcile net loss to
  net cash used in operations
    In-kind contribution                               -               150                 7,420
  Changes in operating assets and
  liabilities:
    Increase in deferred financing fees           (3,361)                -                (3,361)
    Increase in accrued expenses                     102                 -                   102
    Increase in accounts payable                  17,355                 -                17,355
                                          --------------   ---------------   -------------------
Net Cash Provided by (Used In)
Operating Activities                             (13,424)                -               (14,424)
                                          --------------   ---------------   -------------------

Cash Flows From Investing Activities:                  -                 -                     -
                                          --------------   ---------------   -------------------

Cash Flows From Financing Activities:
Note payable - stockholder                        10,000                 -                10,000
Proceeds from issuance of common stock            15,000                 -                16,000
                                          --------------   ---------------   -------------------
Net Cash Provided by Financing
Activities                                        25,000                 -                26,000

Net Increase (Decrease) in Cash                   11,576                 -                11,576

Cash at Beginning of Period/Year                       -                 -                     -
                                          --------------   ---------------   -------------------

Cash at End of Period/Year                $       11,576   $             -   $            11,576
                                          ==============   ===============   ===================


Supplemental disclosure of cash flow
information:
------------------------------------

Cash paid for interest                    $            -   $             -   $                 -
                                          ==============   ===============   ===================

Cash paid for taxes                       $            -   $             -   $                 -
                                          ==============   ===============   ===================

Supplemental disclosure of non-cash
investing and financing activities:
-----------------------------------

During November 2007, the principal
stockholder contributed 500,000 shares
of common stock to the Company for no
consideration.  The shares were
cancelled by the Company upon receipt.
 (See Note 3(C)).



              See accompanying notes to financial statements

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

   (A) Organization
       ------------

   China Renewable Energy Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 17, 1999. The Company was organized to provide business services and financing to emerging growth entities.

   Activities during the development stage include developing the business plan and raising capital

   (B) Use of Estimates
       ----------------

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

   (C) Cash and Cash Equivalents
       -------------------------

   For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

   (D) Loss Per Share
       --------------

   Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of December 31, 2007 and 2006, respectively, there were no common share equivalents outstanding.

   (E) Income Taxes
       ------------

   The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------


   assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   As of December 31, 2007 and 2006, the Company has a net operating loss carry forward of approximately $35,940 and $8,420, respectively available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 was $13,524. The valuation allowance at December 31, 2006 was $3,168. The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $10,356 and $56, respectively.

   (F) Business Segments
       -----------------

   The Company operates in one segment and therefore segment information is not presented.

   (G) Revenue Recognition
       -------------------

   The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

   (H) Recent Accounting Pronouncements
       --------------------------------

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

    In February 2007, the Financial Accounting Standards Board
    (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------

    securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    In December 2007, the Financial Accounting Standards Board
    (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2   NOTE PAYABLE -STOCKHOLDER
------   --------------------------

    On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.

NOTE 3   STOCKHOLDERS' DEFICIENCY
------   ------------------------

    (A) Common Stock Issued for Cash
    --------------------------------

    During November 2007, the Company issued 15,800,000 shares of common stock to two individuals for cash of $15,000 and a subscription receivable of $800. The subscription receivable was received on February 28, 2008 ($0.001 per share).

    On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------

   (B) Equity Compensation Plan
   ----------------------------

   On December 18, 2007 the Company's board of directors adopted its 2007 Stock Option and Stock Award Plan. The purpose of the 2007 Equity Compensation Plan is to offer to the Company's employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The issuance of grants under the 2007 Stock Option and Stock Award Plan will be made to persons who are closely related to the Company and who provide bona fide services to the Company in connection with its business. Under Federal securities laws, these services cannot be in connection with the offer of sale of the Company's securities in a capital raising transaction nor directly or indirectly promote or maintain a market for the Company's securities. The Company has currently reserved 3,000,000 of its authorized but un-issued shares of common stock for issuance under the 2007 Stock Option and Stock Award Plan.

   (C) Contribution of Common Stock
   --------------------------------

   During November 2007, a stockholder contributed 500,000 shares of common stock to the Company for no consideration.
   The shares were cancelled by the Company upon receipt.

   (D) In-Kind Contribution
   ------------------------

   During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, a
   stockholder of the Company paid $150, $550, $150, $150, $150,
   $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 4).

   (E) Amendment to Articles of Incorporation
   ------------------------------------------

   During November 2007, the Company amended its Articles of Incorporation to change its name from Capital Ventures Group IV, Inc. to China Renewable Energy Holdings, Inc. and change the capital structure to reflect 100,000,000 common and 10,000,000 blank check preferred shares with a par value of $0.001. The financial statements have been retroactively adjusted to reflect the changes.

NOTE 4  RELATED PARTY TRANSACTIONS
------  --------------------------

   On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.

   A stockholder of the Company paid $7,420 of expenses on behalf of the Company from inception (See Note 3).

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------

   During 2007, the Company paid $10,000 of consulting expenses to a company related to a stockholder (See note 5).

NOTE 5  COMMITMENTS
------  -----------

   On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder.
   The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000.

NOTE 6  GOING CONCERN
------  -------------

    As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $35,940 for the period from December 17, 1999 (inception) to December 31, 2007, a working capital deficiency of $15,881 and used cash in operations of $14,424 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7  SUBSEQUENT EVENT
------  ----------------

   Stock Issued for Cash
   ---------------------

   Subsequent to December 31, 2007, the Company entered into stock purchase agreements to issue 245,000 shares of common stock for cash of $490,000 ($2.00/share).