Form 10-Q
period 2008-03-31
China Renewable Energy Holdings, Inc.
filed 2008-05-20
CIK 1418506

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
                            Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2008

                               or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

               Commission file number: 000-50196
                                       ---------

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
          ----------------------------------------------
         (Name of registrant as specified in its charter)

             Florida                        65-0968842
   ---------------------------           ---------------
  (State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

 Suite 802, Beautiful Group Tower, 74-77
  Connaught Road Central, Hong Kong
 --------------------------------------       --------
(Address of principal executive offices)     (Zip Code)

                         (852) 2384-6665
       --------------------------------------------------
      (Registrant's telephone number, including area code)


                         Not Applicable
  --------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]   Accelerated filer         [ ]
   Non-accelerated filer   [ ]   Smaller reporting company [X]
  (Do not check if smaller reporting company)


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                            Yes [ ] No [X]

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,580,000 shares of common stock are issued and outstanding as of May 19, 2008.

                        TABLE OF CONTENTS

                                                                 Page No.

                 PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements                                       F-1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                        4
Item 3.  Quantative and Qualitative Disclosures About Market Risk.   7
Item 4T  Controls and Procedures.                                    7
                  PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.                                          8
Item 1A. Risk Factors.                                               8
Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.                                                   8
Item 3.  Defaults Upon Senior Securities.                            8
Item 4.  Submission of Matters to a Vote of Security Holders.        8
Item 5.  Other Information.                                          8
Item 6.  Exhibits.                                                   8

      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward
- looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-
K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                   OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to "us,"
"our," "we," or the "Company" are to China Renewable Energy
Holdings, Inc., a Florida corporation.

                 PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

             CHINA RENEWABLE ENERGY HOLDINGS, INC.
                (A DEVELOPMENT STAGE COMPANY)



                             CONTENTS



PAGE  F-1   CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008
            (UNAUDITED) AND DECEMBER 31, 2007.

PAGE  F-2   CONDENSED STATEMENT OF OPERATIONS FOR THREE MONTHS
            ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
            FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008
            (UNAUDITED).

PAGE  F-3   CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S
            EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION)
            TO MARCH 31, 2008 (UNAUDITED).

PAGE  F-4   CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
            FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008.

PAGES F-5-F-10 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

                   CHINA RENEWABLE ENERGY HOLDINGS, INC
                 (F/K/A CAPITAL VENTURES GROUP IV, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEETS



                                         ASSETS
                                         ------
                                                    March 31, 2008 December 31, 2007
                                                      (Unaudited)
                                                      -----------
Current Assets
  Cash                                                $   557,116    $    11,576
                                                      -----------    -----------

     Total Current Assets                                 557,116         11,576

Other Assets
  Deferred financing fees                                       -          3,361
                                                      -----------    -----------
Total Assets                                          $   557,116    $    14,937
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                                    $    41,423    $    17,355
  Accrued interest - related party                            276            102
  Note payable - related party                             10,000         10,000
                                                      -----------    -----------
Total  Liabilities                                         51,699         27,457
                                                      -----------    -----------
Stockholders' Equity
  Common stock,  $0.001 par value; 10,000,000
   shares authorized, 16,580,000  and 16,300,000
   shares issued and outstanding                           16,580         16,300
  Additional paid-in capital                              564,279          7,920
  Subscription receivable                                 (10,000)          (800)
  Deficit accumulated during the development stage        (65,442)       (35,940)

                                                      -----------    -----------
Total Stockholders' Equity                                505,417        (12,520)
                                                      -----------    -----------

Total Liabilities and Stockholders' Equity            $   557,116    $    14,937
                                                      ===========    ===========

                             F-1

    See accompanying notes to condensed financial statements.

                 CHINA RENEWABLE ENERGY HOLDINGS, INC
               (F/K/A Capital Ventures Group III, Inc.)
                   (A Development Stage Company)
                CONDENSED STATEMENT OF OPERATIONS
                            (UNAUDITED)


                                                                                   For the Period from December 17, 1999
                                               For the Three Months Ended March 31,          (Inception) to
                                                     2008              2007                  March 31, 2008
                                                 -----------    -----------                   -----------
Revenue                                          $         -    $         -                   $         -
                                                 -----------    -----------                   -----------
Operating Expenses
Professional fees                                $    26,967              -                   $    50,557
General and administrative                             2,360            150                        14,710
                                                 -----------    -----------                   -----------
Total Operating Expenses                              29,327            150                        65,267
                                                 -----------    -----------                   -----------

Loss from Operations                                 (29,327)          (150)                      (65,267)

Other Income(loss)
Interest Expense                                        (175)             -                          (175)
                                                 -----------    -----------                   -----------
Total other Income(loss)                                (175)             -                          (175)


Net loss before provision for Income taxes           (29,502)          (150)                      (65,442)

Provision for Income  Taxes                                -              -                             -
                                                 -----------    -----------                   -----------
Net Loss                                         $   (29,502)   $      (150)                 $    (65,442)
                                                 ===========    ===========                  ============
Net Loss Per Share  - basic and diluted          $     (0.00)   $     (0.00)
                                                 ===========    ===========
Weighted average number of shares outstanding
  during the period - basic and diluted           16,325,440      1,000,000
                                                 ===========    ===========

                             F-2

    See accompanying notes to condensed financial statements.

               CHINA RENEWABLE ENERGY HOLDINGS, INC.
             (F/K/A CAPITAL VENTURES GROUP IV, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2008
                         (UNAUDITED)

                                               Common stock                                            Deficit
                                              $.001 Par Value          Additional   Subscription  accumulated during      Total
                                        --------------------------      paid-in      Receivable       development      Stockholder's
                                             Shares      Amount         capital        stage            Equity
                                        -------------------------------------------------------------------------------------------
 Balance December 19, 1999 (Inception)           -    $         -    $         -                    $         -         $         -

 Common stock issued to founders for
   cash ($0.001 per share)                1,000,000          1,000              -                             -               1,000

 In-kind contribution                             -              -          5,970                             -               5,970

 Net loss for the period December 17, 1999
   (inception to December 31, 1999)               -              -              -                        (6,970)             (6,970)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 1999                1,000,000          1,000          5,970                        (6,970)                  -

 In-kind contribution                             -              -            150                             -                 150

 Net loss, 2000                                   -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 2000                1,000,000          1,000          6,120                        (7,120)                  -

 In-kind contribution                             -              -            150                             -                 150

 Net loss, 2001                                   -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 2001                1,000,000          1,000          6,270                        (7,270)                  -

 In-kind contribution                             -              -            150                             -                 150

 Net loss, 2002                                   -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 2002                1,000,000          1,000          6,420                        (7,420)                  -

 In-kind contribution                             -              -            150                             -                 150

 Net loss, 2003                                   -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 2003                1,000,000          1,000          6,570                        (7,570)                  -

 In-kind contribution                             -              -            150                             -                 150

 Net loss, 2004                                   -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance December 31, 2004                1,000,000          1,000          6,720                        (7,720)                  -

 In-kind contribution                             -              -            550                             -                 550

 Net loss, 2005                                   -              -              -                          (550)               (550)
                                        -------------------------------------------------------------------------------------------

 Balance, December 31, 2005               1,000,000          1,000          7,270                        (8,270)                  -

 In-kind contribution                             -              -            150                             -                 150

 Comprehensive income                                                           -

 Net loss , 2006                                  -              -              -                          (150)               (150)
                                        -------------------------------------------------------------------------------------------

 Balance, December 31, 2006               1,000,000          1,000          7,420             -          (8,420)                  -

 Stock issued for cash                   15,000,000         15,000              -             -                              15,000

 Stock issued for cash                      800,000            800              -          (800)                                800

 Cancellation and retirement of shares     (500,000)          (500)           500             -             -                     -

 Comprehensive income                             -              -              -             -             -                     -

 Net loss 2007                                    -              -              -             -       (27,520)              (27,520)
                                        -------------------------------------------------------------------------------------------

 Balance, December 31, 2007              16,300,000         16,300          7,920          (800)      (35,940)              (12,520)

 Stock issued for cash, less offering costs 280,000            280        556,359       (10,000)            -               546,639

 Cash collected from subscription receivable      -              -              -           800             -                   800

 Net loss, March 31, 2008                                                                             (29,502)              (29,502)
                                        -------------------------------------------------------------------------------------------

 Balance, March 31, 2008 (Unaudited)     16,580,000    $    16,580    $   564,278   $   (10,000)   $  (65,442)          $   505,417
                                        ===========================================================================================

                             F-3

    See accompanying notes to condensed financial statements.

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
             (F/K/A CAPITAL VENTURES GROUP IV, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                     For the Period from December 17, 1999  For the Three Months Ended March 31,
                                                                                                  (Inception) to
                                                          2008           2007                     March 31, 2008
                                                      -----------    -----------                   -----------
Cash Flows From Operating Activities:
Net Loss                                              $   (29,502)   $      (150)                  $   (65,442)
  Adjustments to reconcile net loss to net cash
    used in operations
  In-kind contribution                                          -            150                         7,420
  Changes in operating assets and liabilities:
    Increase in accounts payable and accrued expenses      24,068              -                        41,423
    Decrease in  prepaid expenses                               -                                            -
Accrued interest payable                                      174              -                           276
Accounts payable                                                -              -                             -
                                                      -----------    -----------                   -----------
Net Cash Provided by (Used In) Operating Activities        (5,260)             -                       (16,323)
                                                      -----------    -----------                   -----------
Cash Flows From Financing Activities:
Note payable - stockholders                                     -              -                        10,000
Proceeds from issuance of common stock                    550,800              -                       563,439
                                                      -----------    -----------                   -----------
Net Cash Provided by Financing Activities                 550,800              -                       573,439
                                                      -----------    -----------                   -----------
Net Increase (Decrease) in Cash                           545,540              -                       557,116
Cash at Beginning of Period/Year                           11,576              -                             -
                                                      -----------    -----------                   -----------

Cash at End of Period/Year                            $   557,116    $         -                   $   557,116
                                                      ===========    ===========                   ===========
Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for interest                                $         -    $         -                   $         -
                                                      ===========    ===========                   ===========
Cash paid for taxes                                   $         -    $         -                   $         -
                                                      ===========    ===========                   ===========

                             F-4

    See accompanying notes to condensed financial statements.

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

(A) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been
prepared in accordance with   accounting principles generally
accepted in the United States of America and the rules and
regulations of the Securities and Exchange Commission for interim
financial information.   Accordingly, they do not include all the
information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements
presentation.  The results    for the interim period are not
necessarily indicative of the results to be expected for the year.

(B) Organization
----------------

China Renewable Energy Holdings, Inc. (a development stage company) ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999.

Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates
--------------------

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

(D) Cash and Cash Equivalents
-----------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Loss Per Share
------------------
Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of March 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------


(F) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments
---------------------

The Company operates in one segment and therefore segment information is not presented.

(H) Concentration of Credit Risk
--------------------------------

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $447,116 in excess of FDIC insurance limits as of March 31, 20083.

(I) Revenue Recognition
-----------------------

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenue from consulting services are recognized when services are performed.

(J) Recent Accounting Pronouncements
------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------


after November 15,2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

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

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------


derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.


NOTE 2  NOTE PAYABLE -STOCKHOLDER
------  -------------------------

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November
8, 2008 (See Note 4).

NOTE 3  STOCKHOLDERS' EQUITY
------  --------------------

(A) Common Stock Issued for Cash
--------------------------------

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During November 2007, the Company issued 15,800,000 shares of common stock to two individuals for cash of $15,000 and a subscription receivable of $800. The subscription receivable was received on February 28, 2008 ($0.001 per share).

During the period ended March 31, 2008, the Company issued 280,000 shares of common stock for cash of $550,000 and a subscription receivable of $10,000 net of offering costs of $3,361. The subscription receivable was received on April 8, 2008 ($2.00 per share).

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

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------

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

A stockholder of the Company paid $7,420 of expenses on behalf of the Company from inception (See Note 4).

During 2007, the Company paid $10,000 of consulting expenses to a company related to a stockholder (See note 3).

NOTE 5  COMMITMENTS
------  -----------

On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder.
The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000.

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007
                     -----------------------
                           (UNAUDITED)
                           -----------


NOTE 6   SUBSEQUENT EVENTS
------   -----------------

During April 2008, subscriptions receivable of $10,000 was received by the Company.

On April 24, 2008, CREH exchanged 23,000,000 shares of common stock for 10,090 or 100% of outstanding shares of CCRL. The transaction was accounted for as a purchase of entities under common control. In accordance with SFAS No. 141 "Business Combinations Paragraph D17; the acquisition will be accounted for as a purchase of entities under common stock at historical cost.

During April 2008, a stockholder contributed 15,000,000 shares to the Company for no consideration. The shares were cancelled by the Company upon receipt.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Overview

Prior to April 24, 2008, we were a shell company with no business operations. On April 24, 2008, we executed and completed a Share Exchange Agreement with China Clean & Renewable Energy, Inc. a Hong Kong company ("CCRE"), and the shareholders of 100% of CCRE's capital stock. Pursuant to the share exchange, we issued 23,000,000 shares of our common stock, equal to 94% of the issued and outstanding shares of our common stock on the Closing Date, to the CCRE Shareholders in exchange for 100% of the capital stock of CCRE. The share exchange with CCRE was considered to be a purchase of entities under common control.

Since the Share Exchange Agreement with CCRE occurred after March 31, 2008, our financial statements included elsewhere in this report give no effect to the assets or operations of CCRE. We will begin reporting results of operations on a combined basis during the second quarter of 2008.

CCRE was formed in the second quarter of 2006 and it remains a development stage company. During the balance of 2006 and in 2007 its activities were primarily related to the development of its business plan, including the early stage marketing of its services, as well as raising its initial capital.

Our business plan is to act as a specialized consultancy focusing on the carbon emission reductions and energy efficiency market in China. We will seek to provide advisory services to clients who wish to participate in the carbon development market within China. We divide our consultancy services into three areas: 1)
CDM projects, which are mainly renewable energy projects that are capable of obtaining or deriving carbon credits; 2) energy efficiency projects, which are projects that do not generate tradable carbon credits, but are nonetheless energy efficient or conservational and positive for the environment; and 3) commercial development of proven energy efficient technologies, products, or processes in the Chinese (including Hong Kong and Macau) market.

The overall market for carbon emission reductions, either in the form of CDM projects, energy efficient projects, or commercial development of energy efficient technologies, is expected to grow exponentially in China in the future. The 11th National Plan sets targets for China to reduce greenhouse gases emissions by 20% from current levels by 2010, and increase the percentage of energy generated from renewable sources to 15% (from the current 7%) by 2020. To achieve these ambitious targets, the overall market for carbon emission reductions in all forms will have to grow substantially.

As the carbon development market is relatively new in China, our business plan is to build its network, reputation, and contacts within the market, both with prospective clients as well as with government officials and regulators. In pursuit of these objectives, in 2008, CCRE became a Founding Member, along with 20 other founding members of the Penn-Tsinghua University TC Chan Center for Building Simulation and Energy Studies, a joint center between the University of Pennsylvania in the U.S.A. and Tsinghua University in China. The cost for this membership is $15,000 per year. The Center focuses on research and development of energy efficient products and processes related to the building industry. Other founding members include United Technologies Research Center, Skidmore Owings & Merrill LLP, Turner Construction Company, Dow Building Solutions, Gehry Technologies, and MTR Corporation. CCRE's management believes that the association with the Center can provide opportunities from client referrals, as well as access to leading energy efficiency technologies out of such universities.

During 2007, CCRE also signed a strategic cooperation agreement with China Energy Conservation Investment Corporation (CECIC), a Chinese State-owned enterprise that is directly engaged in projects and businesses in the carbon development industry in

China, including investments in wind farms, hydro power generation projects, etc. The Agreement provides a general framework whereby CECIC can refer projects and clients on a project by project basis to CCRE. We believe cooperation with CECIC may lead to increased and be an additional source of client referrals and other mutual cooperation and developments.

Results of Operations

We did not report any revenues for the period from our inception through March 31, 2008.

Total operating expenses for the three-month ended March 31, 2008 increased $29,177, from $150 for the three-months ended March 31, 2007 to $29,327 for the three-months ended March 31, 2008. This increase in operating expenses was attributable to an increase in professional fees of $26,967 as well as an increase of $2,210 in general and administrative expenses. Professional fees include legal and accounting attributable to the acquisition of CREE, the preparation of our private placement of securities and our annual report, and general and administrative expenses include licensing and permit costs, and filing fees.

Our net loss was $29,502 for the three-month ended March 31, 2008 as compared to $150 for the three-month ended March 31, 2007.

With the acquisition of CCRE, we anticipate generating revenues in 2008. While we do not have any existing clients or contracts for services as of March 31, 2008, we have a number of prospects which we anticipate will retain our services in 2008. We anticipate that our general and administrative expenses will continue to increase substantially in 2008 as we continue to market our services and implement our business plan. During the first quarter of 2008, CCRE entered into employment agreements with three executive officers which provide for aggregate annual compensation to each officer of $58,464; we will begin recognizing these expenses during the second quarter of 2008. We also anticipate operating expenses related to travel, entertainment, and rent will increase in 2008. Overall, however, we are not presently able to quantify the amount of increased operating expenses in 2008 due to the uncertainties related to the actual level of our operations given our development stage.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008, we had working capital of $505,417. Principal changes in our balance sheet at March 31, 2008 from December 31, 2007 include:

     * cash increased $545,540 as a result of proceeds from the sale of our common stock , net of cash used during the period,
     * deferred financing fees, which represents expenses associated with our February to April 2008 offering of common stock, decreased $3,361,
     *   accrued interest to related party increased $174, and
     * accounts payable increased $24,068 which represents $8,600 for professional fees and $15,000 for consulting fees.

Net cash used in operating activities for the three-months ended March 31, 2008 was $5,260 as compared to $0 for the three-month ended March 31, 2007. During the period, we used cash to fund our net loss of $29,502, which was offset by an increase in accounts payable of $24,068 and an increase in accrued interest payable of $174.

Net cash provided by financing activities for the three-months ended March 31, 2007 was $550,800as compared to $0 for the three-months ended March 31, 2007. During the first quarter 2008, we sold 280,000 shares of our common stock in a private transaction resulting in gross proceeds of $560,000.

During the balance of 2008 we will need cash to continue our marketing efforts and pay operating expenses which we anticipate will be approximately $330,000. Subsequent to our acquisition of CCRE, we used approximately $200,000 of the proceeds from our recently completed offering to satisfy the registered capital requirements of its subsidiary Renewable Energy Enterprises (Shanghai) Company, Ltd. (REESC), as well as to pay certain of our other obligations. We believe that our cash on hand will be sufficient to satisfy our cash needs for the balance of 2008.

Currently, we do not anticipate any capital commitments for 2008. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

On February 27, 2008, a wholly-owned subsidiary of CCRE, received a certificate of registration and an operating license from the Chinese governmental agency for REESC to conduct business in
China.   The registered capital of REESC is $1,000,000. Pursuant
to the Articles of Association of REESC, as of April 30, 2008, CCRE has fulfilled 20% of registered capital requirements of $200,000 from the proceeds of the recent private offering. The remaining 80% of registered capital requirements of $800,000 will need to be paid within two years from date of incorporation. In order to satisfy the remaining registered capital requirement of $800,000 in February 2010, we will need to generate profits or raise additional capital, of which there are no assurances we will able to receive the fund. Once the registered capital is received by REESC and same has been approved by the State Administration of Foreign Exchange, Shanghai Bureau, which generally occurs within a few days after receipt of the funds, REESC can immediately use the funds for working capital.

Recent Capital Raising Transaction

Between February 2008 and April 2008, we sold an aggregate of 280,000 shares of our common stock to 44 accredited investors in a private offering exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and Rule 506 of Regulation D and Regulation S. We received proceeds of approximately $560,000 from this offering.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board
(FASB) issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

    Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 1A. Risk Factors.

      Not applicable for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits

No.                               Description
------------------------------------------------------------------------

31.1  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1 Section 1350 Certification of President and principal financial and accounting officer

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             China Renewable Energy Holdings, Inc.

                             By: /s/ Allen Huie
                                 ---------------------------------
                                 Allen Huie, CEO, President,
                                 principal executive officer
                                 and principal financial and
                                 accounting officer
Date: May 20, 2008