Form 10-Q
period 2008-06-30
China Renewable Energy Holdings, Inc.
filed 2008-08-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NUMBER:  000-50196

CHINA RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization) Suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong (Address of principal executive offices)	65-0968842 (I.R.S. Employer Identification No.) not applicable (Zip Code)
(852) 2384-6665 (Registrant’s telephone number, including area code)
NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of August 14, 2008.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 appearing under Part I., Item 1. Description of Business - Risk Factors.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to China Renewable Energy Holdings, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong, and Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008, CONSOLIDATED (UNAUDITED) AND DECEMBER 31, 2007, COMBINED.

PAGE	F-2

CONDENSED STATEMENT OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008 CONSOLIDATED AND 2007 COMBINED AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 CONSOLIDATED (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	F-5	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 CONSOLIDATED AND 2007 COMBINED AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 CONSOLIDATED (UNAUDITED).

PAGES	F-6 – F-13	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	Consolidated	Combined
ASSETS
Current Assets
Cash	$516,282	$17,987
Prepaid expense	28,446	9,957
Total Current Assets	544,728	27,944

Property and Equipment, net	4,475	-

Other Assets
Deferred Financing Costs	-	3,361
Total Other Assets	-	3,361
Total Assets	$549,203	$31,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$53,257	$25,201
Accured interest - related party	451	157
Note payable - related party	10,000	10,000
Provision for tax	55	-
Total Liabilities	63,763	35,358

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
24,580,000 and 39,300,000 shares issued and outstanding, respectively	24,580	39,300
Additional paid-in capital	684,483	113,124
Subscription receivable	(5,870)	(110,512)
Other Comprehensive income	737	15
Deficit accumulated during the development stage	(218,490)	(45,980)
Total Stockholders' Equity	485,440	(4,053)
Total Liabilities and Stockholders' Equity	$549,203	$31,305

See Notes to Condensed Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED

	For the Three Months Ended June 30		For the Six Months Ended June 30		For the Period From December 17, 1999 (Inception) to
	2008	2007	2008	2007	June 30, 2008
	Consolidated	Combined	Consolidated	Combined	Consolidated

Revenue	$-	$-	$-	$-	$6,409
Operating Expenses
Professional fees	70,969	-	100,338	-	131,701
Salary Expense	21,934		21,934	-	21,934
General and administrative	21,454	-	50,203	150	71,203
Total Operating Expenses	114,357	-	172,475	150	224,838
Loss from Operations	(114,357)	-	(172,475)	(150)	(218,429)
Other Income(loss)	-	-	-	-	-
Interest Income	315	-	315	-	344
Interest Expense	(175)		(350)	-	(350)
Total other income(loss)	140	-	(35)	-	(6)
Net loss before provision for Income taxes	(114,217)	-	(172,510)	(150)	(218,435)
Provision for Income Taxes	-	-			55
Net Loss	$(114,217)	$-	$(172,510)	$(150)	$(218,490)
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted average number of shares outstanding
during the period - basic and diluted	28,206,374	1,230,000	39,327,720	1,230,000

See Notes to Condensed Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008

(UNAUDITED

								Deficit
	Preferred Stock		Common Stock		Additional		Other	accumulated during
	$.001 Par Value		$.001 Par Value		paid-in	Subscription	Comprehensive	development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	stage
Balance December 19, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-			-
In-kind contribution	-	-	-	-	5,970			-
Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-			(6,970)
Balance December 31, 1999	-	-	1,000,000	1,000	5,970			(6,970)
In-kind contribution	-	-	-	-	150			-
Net loss, 2000	-	-	-	-	-			(150)
Balance December 31, 2000	-	-	1,000,000	1,000	6,120			(7,120)
In-kind contribution	-	-	-	-	150			-
Net loss, 2001	-	-	-	-	-			(150)
Balance December 31, 2001	-	-	1,000,000	1,000	6,270			(7,270)
In-kind contribution	-	-	-	-	150			-
Net loss, 2002	-	-	-	-	-			(150)
Balance December 31, 2002	-	-	1,000,000	1,000	6,420			(7,420)
In-kind contribution	-	-	-	-	150			-
Net loss, 2003	-	-	-	-	-			(150)
Balance December 31, 2003	-	-	1,000,000	1,000	6,570			(7,570)
In-kind contribution	-	-	-	-	150			-

Net loss, 2004	-	-	-	-	-			(150)
Balance December 31, 2004	-	-	1,000,000	1,000	6,720			(7,720)
In-kind contribution	-	-	-	-	550			-
Net loss, 2005	-	-	-	-	-			(550)
Balance, December 31, 2005	-	-	1,000,000	1,000	7,270	-	-	(8,270)
In-kind contribution	-	-	-	-	150			-
Stock issued for cash	-	-	230,000	230	1,056	(578)	-	-
Foreign currency translation gain	-	-	-	-	-	-	5	-
Net loss , 2006	-	-	-	-	-			(4,943)
Comprehensive loss
Balance, December 31, 2006, Combined	-	-	1,230,000	1,230	8,476	(578)	5	(13,213)
Stock issued for cash	-	-	22,770,000	22,770	104,148	(109,134)	-	-
Stock issued for cash	-	-	15,000,000	15,000	-	-	-	-
Stock issued for cash	-	-	800,000	800	-	(800)	-	-
Cancellation and retirement of shares	-	-	(500,000)	(500)	500	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	10	-
Net loss 2007	-	-	-	-	-	-		(32,767)
Comprehensive loss
Balance, December 31, 2007, Combined	-	-	39,300,000	39,300	113,124	(110,512)	15	(45,980)
Cancellation and retirement of shares	-	-	(15,000,000)	(15,000)	15,000	-		-
Stock issued for cash, less offering costs	-	-	280,000	280	556,359		-	-
Collections of subscription receviable	-	-	-	-	-	104,642	-	-
Foreign currency translation gain	-	-	-	-	-	-	722	-
Net loss, June 30, 2008	-	-	-	-	-	-	-	(172,510)
Comprehensive loss
Balance, June 30, 2008, Consolidated	-	$-	24,580,000	$24,580	$684,483	$(5,870)	$737	$(218,490)

See Notes to Condensed Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period from December 17, 1999
	For the Six Months Ended June 30,		(Inception) to
	2008	2007	June 30, 2008
	Consolidated	Combined	Consolidated
Cash Flows From Operating Activities:
Net Loss	$(172,510)	$(150)	$(218,490)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	32	-	32
Changes in operating assets and liabilities:
Deferred financing costs	3,361	-	-
Increase in accounts payable and accrued expenses	28,111	-	53,312
Decrease in prepaid expenses	(18,489)	-	(28,446)
Accured interest payable	294	-	451
Net Cash Used In Operating Activities	(159,201)	(150)	(193,141)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(4,507)	-	(4,507)
Net Cash Used In Investing Activities	(4,507)	-	(4,507)

Cash Flows From Financing Activities:
Note payable - stockholders	-	-	10,000
Repayment of stockholder loan	-	-	4,884
Proceeds from stockholder loan	-	-	(4,884)
Proceeds from issuance of common stock	661,281	-	696,510
Contribution by Stockholder	-	150	7,420
Net Cash Provided by Financing Activities	661,281	150	713,930

Effect of foreign currency translation	722	-	-

Net Increase in Cash	498,295		516,282
Cash at Beginning of Period/Year	17,987	-	-
Cash at End of Period/Year	$516,282	$-	$516,282
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Notes to Condensed Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

On April 24, 2008, CREH exchanged 23,000,000 shares of common stock for 100% of the outstanding shares of CCRL.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations Paragraph D16; the financial statements of CREH and CCRL have been combined on an “as if” basis from inception through April 24, 2008 and consolidated from April 25, 2008 through June 30, 2008 as CREH and CCRL are under common control.

(B) Organization

China Renewable Energy Holdings, Inc. (a development stage company) ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999.

China Clean and Renewable Limited (a development stage company) (“CCRL”) was incorporated under the laws of Hong Kong, China on April 19, 2006.  China Clean and Renewable Limited was organized to provide consulting services on environmental protection projects in China.

Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) was incorporated under the laws of the People’s Republic of China on February 27, 2008. REEC was organized to provide renewable energy products and equipment in China.

CREH and its’ wholly owned subsidiaries, CCRL and REEC are hereafter referred to as the “Company”.

Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $230,882 in excess of FDIC insurance limits as of June 30, 2008.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

(J) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenue from consulting services are recognized when services are performed.

(K) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2

NOTE PAYABLE -STOCKHOLDER

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008 (See Note 4).

NOTE 3

STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

China Renewable Energy Holdings, Inc.

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During November 2007, the Company issued 15,800,000 shares of common stock to two individuals for cash of $15,000 and a subscription receivable of $800.  The subscription receivable was received on February 28, 2008 ($0.001 per share).

For the six months ended June 30, 2008, the Company issued 280,000 shares of common stock for cash of $560,000 net of offering costs of $3,361.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

China Clean & Renewable Limited

During April 2006, the Company issued 230,000 ordinary shares to three individuals for cash of $1,286 ($0.0056 per share).

During September 2007, the Company issued 22,770,000 ordinary shares to three individuals for cash of $126,918 ($0.0056 per share). As of June 30, 2008, $5,870 are recorded as a subscription receivable.

(B) Equity Compensation Plan

On December 18, 2007 the Company’s board of directors adopted its 2007 Stock Option and Stock Award Plan. The purpose of the 2007 Equity Compensation Plan is to offer to the Company’s employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The issuance of grants under the 2007 Stock Option and Stock Award Plan will be made to persons who are closely related to the Company and who provide bona fide services to the Company in connection with its business. Under Federal securities laws, these services cannot be in connection with the offer of sale of the Company’s securities in a capital raising transaction nor directly or indirectly promote or maintain a market for the Company’s securities. The Company has currently reserved 3,000,000 of its authorized but un-issued shares of common stock for issuance under the 2007 Stock Option and Stock Award Plan.

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

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 4

RELATED PARTY TRANSACTIONS

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.

A stockholder of the Company paid $7,420 of expenses on behalf of the Company from inception (See Note 4).

During 2008 and 2007, the Company paid $43,516 and $0, respectively of consulting expenses to a company related to a stockholder (See note 5).

The Company has an office located in Hong Kong of approximately 200 square feet which we lease month to month from Quantplus Investments, Ltd., an asset management company 40% owned by Mr. Huie for approximately $200 a month. The lease expires August 31, 2008.

NOTE 5

COMMITMENTS

(A)

Employment Agreements:

On March 15, 2008, we entered into an employment agreement with an individual to become the Vice President and Chief Technical Officer for an annual salary of $58,464 per annum plus a bonus equal to one months salary of $4,872. The Agreement also provides for paid vacation after one year, traveling and medical insurance, and other normal fringe benefits commensurate with his duties and responsibilities.

On March 15, 2008, we entered into an employment agreement with an individual to become the President and Chief Executive Officer for an annual salary of $58,464 per annum plus a bonus equal to one months salary of $4,872. The Agreement also provides for paid vacation after one year, traveling and medical insurance, and other normal fringe benefits commensurate with his duties and responsibilities.

On March 15, 2008, we entered into an employment agreement with an individual to become the Vice President and Controller for an annual salary of $58,464 per annum plus a bonus equal to one months salary of $4,872. The Agreement also provides for paid vacation after one year, traveling and medical insurance, and other normal fringe benefits commensurate with his duties and responsibilities.

(B)

Strategic Agreements:

On September 1, 2007, the Company entered into a ten year strategic partnership agreement with a company located in China to develop, invest, operate and manage energy conservation projects in China. The agreement gives the Company the first right of refusal on all projects. The agreement

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

requires each project to meet certain minimum expected returns for each party milestones. The total fee and milestone payments are subject to negations by each party and will vary by project.

On May 23, 2007, the Company entered into strategic partnership with a company located in China to develop waste heat power conversion projects. The agreement term is 2 years and each project is subject to negotiation and will vary by each project.

(C)

Operating Leases:

The Company has an office located in Hong Kong of approximately 200 square feet which we lease month to month from Quantplus Investments, Ltd., an asset management company 40% owned by Mr. Huie for approximately $200 a month. The lease expires August 31, 2008.

(D)

Consulting Agreement:

On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder. The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000.

NOTE 6

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, has net losses of $218,490 and used cash in operations of $ 193,141 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to April 24, 2008, we were a shell company with no business operations.  On April 24, 2008, we executed and completed the transactions contemplated by the Share Exchange Agreement with China Clean & Renewable Energy Limited China Clean & Renewable Energy Limited and its shareholders.  Pursuant to the share exchange, we issued 23,000,000 shares of our common stock, equal to 94% of the issued and outstanding shares of our common stock on the closing date, to the shareholders of China Clean & Renewable Energy Limited in exchange for 100% of the capital stock of  that entity.

The share exchange with China Clean & Renewable Energy Limited was considered to be a purchase of entities under common control.  In accordance with SFAS No. 141 "Business Combinations" Paragraph D16; the financial statements of our company and China Clean & Renewable Energy Limited have been combined on an "as if", basis from inception through April 24, 2008 and consolidated from April 25, 2008 through June 30, 2008 as our company and China Clean & Renewable Energy Limited  are under common control.

We are a holding company for China Clean & Renewable Energy Limited and all of our business is conducted in China Clean & Renewable Energy Limited and or Renewable Energy Enterprises (Shanghai) Company, Ltd, a wholly-owned subsidiary of China Clean & Renewable Energy Limited. We were formed in December 1999.  Through December 31, 2007, our management paid various expenses on our behalf which were generally related to state filing and similar fees.  These expenses, which aggregate $7,570 through June 30, 2008, have been considered a capital contribution.  In addition, on November 8, 2007, Mr. Huie, our chief executive officer, loaned us $10,000 in exchange for our promissory note in this amount at an interest rate of 7% due and payable on November 8, 2008.

China Clean & Renewable Energy Limited was formed in the second quarter of 2006 and it remains a development stage company.  During the balance of 2006 and in 2007 its activities were primarily related to the development of its business plan, including the early stage marketing of its services, as well as raising its initial capital.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $218,490 from inception through June 30, 2008.  As a result, our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2007, have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $600,000 from the sale of our securities during 2008, our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Business

Our business model is to provide consultancy and advisory services to clients in two principal areas, including:

•

the development of Clean Development Mechanism (CDM) projects in China which provide carbon credits that can be sold or traded pursuant to the structures set forth in the Kyoto Protocol, and

•

the development of energy efficiency projects in China, which do not generate tradable carbon credits, but are nonetheless energy efficient or conservational and positive for the environment in keeping with China's National Action Plan on Climate Change.

In addition, through our Marketing and Distribution division we intend to assist clients who own energy efficient technologies to develop commercially viable business plans and possible markets for their technologies or products in China, including serving as a distributor of certain, selected products

The overall market for carbon emission reductions, either in the form of CDM projects, energy efficient projects, or commercial development of energy efficient technologies, is expected to grow exponentially in China in the future.  The 11th National Plan sets targets for China to reduce greenhouse gases emissions by 20% from current levels by 2010, and increase the percentage of energy generated from renewable sources to 15% (from the current 7%) by 2020.  To achieve these ambitious targets, the overall market for carbon emission reductions in all forms will have to grow substantially.

As the carbon development market is relatively new in China, our business plan is to build our network, reputation, and contacts within the market, both with prospective clients as well as with government officials and regulators.  In pursuit of these objectives, in 2008, China Clean & Renewable Energy Limited became a Founding Member, along with 20 other founding members, of the Penn-Tsinghua University TC Chan Center for Building Simulation and Energy Studies, a joint center between the University of Pennsylvania in the U.S.A. and Tsinghua University in China. The cost for this membership is $15,000 per year. The Center focuses on research and development of energy efficient products and processes related to the building industry.  Other founding members include United Technologies Research Center, Skidmore Owings & Merrill LLP, Turner Construction Company, Dow Building Solutions, Gehry Technologies, and MTR Corporation. Our management believes that the association with the Center can provide opportunities from client referrals, as well as access to leading energy efficiency technologies out of such universities.

During 2007, China Clean & Renewable Energy Limited also signed a strategic cooperation agreement with China Energy Conservation and Environmental Protection Technology Investment LTD, a Chinese State-owned enterprise that is directly engaged in projects and businesses in the carbon development industry in China, including investments in wind farms, hydro power generation projects, etc.  The agreement provides a general framework whereby  China Energy Conservation and Environmental Protection Technology Investment LTD can refer projects and clients on a project by project basis to us.  We believe cooperation with China Energy Conservation and Environmental Protection Technology Investment LTD may lead to an additional source of client referrals and other mutual cooperation and developments.

We do not have a history of operations upon which an analysis of our future outlook can be made.  We face all of the risks inherent to a new business.  Our ability to generate revenues during the balance of 2008 and beyond is dependent upon our ability to secure clients for our services and to provide those services to a level which is not only satisfactory to our clients but which generates sufficient revenues to pay our operating expenses.  Like most consultancy firms, our ability to secure clients is greatly dependent upon our reputation and past successes.  Because we are a new company seeking to operate in a highly competitive market, we are materially dependent upon the professional reputations and business associations of our management.  While we believe that prospective clients will find the experience and professional reputations of our management offset to an extent the development stage nature of our company, there are no assurances we are correct.

While we currently have no consulting clients and only one marketing and distribution client, we continue to actively market our company. Our marketing efforts have consisted of having discussions with persons having relationships with our officers and meeting with prospective clients. We anticipate entering into discussions with approximately ten prospective clients in the second half of 2008 for our consulting services, of which one or two these prospects may retain our services prior to the end of 2008.  We are not able to define at this time the scope of services we anticipate we will provide or the size of the projects. Our services, which will be tailored to the needs of the particular client, including:

•

advice on the selection and identification of projects;

•

technical and financial feasibility studies and analysis;

•

due diligence on a particular project;

•

liaison with engineering firms on the project design documentation;

•

assistance in the submission of applications to the National Development and Reform Commission, the approving entity in China for all CDM projects;

•

advising on financial structuring, including identification and selection of project finance providers; and

•

locating carbon credit buyers for derived carbon credits from such CDM projects.

An example of what we believe could be a typical consulting engagement would begin with a client involved in a renewable energy project, such as a hydro- power project, in which the client is either the developer or principal investor.  We might be engaged to provide advice on the economics and technical feasibility of the project and whether the project could qualify as a CDM project thereby generating carbon credits.  A second example of what we anticipate to be a typical consulting engagement would begin with a client that is a Chinese manufacturer of a energy efficient air conditioner interested in distributing the product in China.  Under the scope of our engagement we would provide a project study on the marketing potential of the project in a particular market such as Beijing. However, as a result of the highly competitive nature of our target markets and the development stage of our company, it is possible that none of these prospective clients will choose to engage our company.  Even if we do secure the engagement of one or more of these prospective clients, because we do not know the scope of the services we may be asked to render we are unable to provide any guidance on our revenues during the balance of 2008 and beyond.

We anticipate that our cash needs to fund our marketing efforts and pay our operating expenses for the next 12 months will be approximately $330,000. During this period, our marketing efforts are anticipated to include meetings with prospective clients which have been identified utilizing the professional contacts of Mr. Huie and other members of our management.  We have budgeted approximately $30,000 for travel and entertainment expenses we expect to incur in these marketing efforts.  We have also budgeted funds for our operating expenses, including salaries, travel and entertainment, professional fees and general overhead expenses which are estimated to be approximately $300,000 during the next 12 months  We believe that our cash on hand will be sufficient to satisfy our cash needs for the balance of 2008.  If our estimates are incorrect, as described later in this section we may be required to raise additional capital to fund our operating expenses until such time, if ever, that our revenues are sufficient to sustain our operations.  If we should be unable to raise capital as needed, it is possible that we could be forced to cease some or all of our operations in which event it is likely that you could lose your entire investment in our company.

Results of Operations

Three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007

We have not reported any revenues through June 30, 2008.  Our total operating expenses for the three-months and six months ended June 30, 2008 increased substantially from the comparable periods in 2007.  During the 2008 periods we incurred expenses associated with professional fees, salary expense and general and administrative expense for which we did not have comparable expenses during the 2007 periods.  During the three and six months ended June 30, 2008 professional and consulting fees, which included legal and accounting attributable to the acquisition of China Clean & Renewable Energy Limited and the preparation of our annual report, were approximately $70,969 and approximately $100,338, respectively.  During the three and six months ended June 30, 2008 consulting fees, which represent fees payable to a related party under the terms of a one year consulting agreement entered into in November 2008 to provide strategic and financial consulting services to us, were $15,000 and $30,000, respectively.  We did not incur similar professional or consulting fees during the comparable periods in 2007.

During the first quarter of 2008, China Clean & Renewable Energy Limited entered into employment agreements with three executive officers which provide for aggregate annual compensation to each officer of $58,464.  We incurred salary expense for the three and six months ended June 30, 2008 as a result of these agreements.

Based upon our existing consultancy agreement and the current status of discussions with additional potential clients, we anticipate generating revenues in the fourth quarter of 2008 .  During the balance of 2008 we anticipate that our general and administrative expenses will continue to increase substantially as we continue to market our services and implement our business plan.  We also anticipate operating expenses for travel and entertainment will increase during the balance of 2008 in direct proportion to our marketing efforts.  Finally, we anticipate that we will relocate our principal offices to larger space prior to the expiration of our current lease in August 2008 which will in all likelihood result in an increase in our rent expense during the last half of 2008. Overall, however, we are not presently able to quantify the amount of increased operating expenses during the balance of 2008 due to the uncertainties related to the actual level of our operations given our development stage.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2008, we had working capital of $480,965 as compared to a working capital deficit of $7,414 at December 31, 2007. Principal changes in our balance sheet at June 30, 2008 from December 31, 2007 include:

•

cash increased approximately$498,000 as a result of proceeds from the sale of our common stock, net of cash used during the period,

•

prepaid expenses, increased $18,500 from the prepayment of transfer agent fees on year in advance.

•

deferred financing fees, which represents expenses associated with our February 2008 to April 2008 offering of common stock, decreased approximately $3,400 as a result of the completion of this offering, and

•

accounts payable increased approximately $28,000 which represents obligations incurred in the ordinary course of our business.

Net cash used in operating activities for the six months ended June 30, 2008 was $159,201 as compared to $150 for the six months ended June 30, 2007.  During the six month period ended June 30, 2008, we used cash to fund our operating loss offset by increases in accounts payable and accrued expenses and an increase in prepaid expenses associated with transfer agent fees.

Net cash used in investing activities for the six months ended June 30, 2008 was $4,507, which represented purchases of fixed assets, as compared to $0 during the six months ended June 30, 2007.

Net cash provided by financing activities for the six months ended June 30,2008 was $661,281, which represented proceeds to us from the sale of our securities, as compared to $150 for the six months ended June 30, 2007.

We have a long-term commitment to provide additional registered capital to Renewable Energy Enterprises (Shanghai) Company, Ltd.  On February 27, 2008, we received a certificate of registration and an operating license from the Chinese governmental agency for  Renewable Energy Enterprises (Shanghai) Company, Ltd. to conduct business in China.  The registered capital of Renewable Energy Enterprises (Shanghai) Company, Ltd. is $1,000,000. According to the Articles of Association of  Renewable Energy Enterprises (Shanghai) Company, Ltd., China Clean & Renewable Energy Limited has to fulfill 20% of registered capital requirements of $200,000 within three months (by May 27, 2008) from the date of incorporation and 80% of registered capital requirements of $800,000 within two years from date of incorporation. We used a portion of the proceeds from the private offering in February/April 2008 to satisfy the registered capital requirement of $200,000.

In order to satisfy the remaining registered capital requirement of $800,000 in February 2010, we will need to either generate sufficient profits from our operations to fund this requirement or raise additional capital, of which there are no assurances. There are no assurances our operations will generate sufficient funds to satisfy this requirement and it is possible that we will be required to raise capital through the sale of equity or debt securities.  As there are no assurances we will be able to raise the capital, if necessary, it is possible that we will be unable to continue its operations which could have a material adverse effect on our company in future periods.  Once the registered capital is received by Renewable Energy Enterprises (Shanghai) Company, Ltd. and same has been approved by the State Administration of Foreign Exchange, Shanghai Bureau, which generally occurs within a few days after receipt of the funds, Renewable Energy Enterprises (Shanghai) Company, Ltd. can immediately use the funds for working capital.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51".  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on our financial statements any once adopted.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on our financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on our financial position.

Critical Accounting Policies

China Renewable Energy Holdings, Inc. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, China Renewable Energy Holdings, Inc. views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on China Renewable Energy Holdings, Inc.’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

The Company recognizes revenue from the sale of products at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2008 have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

 Off Balance Sheet Transactions

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures  were effective such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: August 14, 2008