Form 10-K/A
period 2007-12-31
China Renewable Energy Holdings, Inc.
filed 2008-10-10
CIK 1418506

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

                            Form 10-K/A
                         (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                               or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-52918

              CHINA RENEWABLE ENGERY HOLDINGS, INC.
        ------------------------------------------------
        (Name of registrant as specified in its charter)

            Florida                               65-0968842
----------------------------------        ----------------------------
  (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

Suite 802, Beautiful Group Tower,
74-77 Connaught Road Central, Hong Kong
----------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

EXPLANATORY NOTE

China Renewable Energy Holdings, Inc. (the "Company") is filing this Form 10-K/A as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December
31, 2007, as originally filed with the Securities and Exchange Commission (the "SEC") on March 25, 2008 (the
"Original Filing") to address comments from the staff of the Securities and Exchange Commission in connection with the staff's review of our Form S-1 registration statement originally filed on April 30, 2008.

The Company is restating its financial statements for the year ended December 31, 2006 and for the period from inception (December 31, 1999) to December 31, 2007 to reclassify expenses paid on the Company's behalf during the year ended December 31, 2006 by our then principal shareholder. These expenses totaled $150 for the fiscal year ended December 31, 2006 and $7,420 for the period of inception (December 17, 1999) to December
31, 2007. The Company has reclassified these expenses in our Statement of Cash Flows on page F-5 from in-kind contribution under Net cash used in operating activities to proceeds from capital contributions under Net cash provided by financing activities. As a result of this reclassification:

     * Net cash used in operating activities for the year ended December 31, 2006 increased from $5,597 to $5,747,

     * Net cash used in operating activities for the period from inception (December 17, 1999) to December 31, 2007 increased from $26,520 to
          $33,940,

     * Net cash provided by financing activities for the year ended December 31, 2006 increased from $5,592 to $5,742, and

     * Net cash provided by financing activities for the period from inception (December 17, 1999)
          to December 31, 2007 increased from $44,492 to $51,912.

Please see Note 2 - Restatement appearing in the Notes to the Financial Statements for additional information on this restatement.

The Items of this Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007 which are amended and restated as a result of the restatement of our financial statements are as follows:

     Item 8.  Financial Statements and Supplementary
              Data.

     Item 9(A)(T).  Controls and Procedures.

     Item 15. Exhibits, Financial Statement Schedules.

For the convenience of the reader, Amendment No. 1 of our Form 10-K/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-K have been re-executed as of a current date and re-filed as of the date of this Form 10-K/A (Amendment
No. 1). We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original Filing included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

                        TABLE OF CONTENTS

------------------------------------------------------------------
                                                             Page
                                                              No.
Part I
------------------------------------------------------------------
Item 1.     Business.                                         3
------------------------------------------------------------------
Item 1A.    Risk Factors                                      6
------------------------------------------------------------------
Item 1B.    Unresolved Staff Comments.
------------------------------------------------------------------
Item 2.     Properties.                                       9
------------------------------------------------------------------
Item 3.     Legal Proceedings.                                9
------------------------------------------------------------------
Item 4.     Submission of Matters to a Vote of Security       9
            Holders.
------------------------------------------------------------------
Part II
------------------------------------------------------------------
Item 5.     Market for Registrant's Common Equity,
            Related Stockholder Matters and Issuer            10
            Purchases of Equity Securities.
------------------------------------------------------------------
Item 6.     Selected Financial Data.                          11
------------------------------------------------------------------
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.     11
------------------------------------------------------------------
Item 7A.    Quantative and Qualitative Disclosures About
            Market Risk.                                      13
------------------------------------------------------------------
Item 8.     Financial Statements and Supplementary Data.      13
------------------------------------------------------------------
Item 9.     Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure.           13
------------------------------------------------------------------
Item 9A.(T) Controls and Procedures.                          13
------------------------------------------------------------------
Item 9B.    Other Information.                                14
------------------------------------------------------------------
Part III
------------------------------------------------------------------
Item 10.    Directors, Executive Officers and Corporate
            Governance.                                       14
------------------------------------------------------------------

------------------------------------------------------------------
Item 11.    Executive Compensation.                           18
------------------------------------------------------------------
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder
            Matters.                                          23
------------------------------------------------------------------
Item 13.    Certain Relationships and Related
            Transactions, and Director Independence.          24
------------------------------------------------------------------
Item 14.    Principal Accountant Fees and Services.           24
------------------------------------------------------------------
Part IV
------------------------------------------------------------------
Item 15.    Exhibits, Financial Statement Schedules.          25
------------------------------------------------------------------

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



                             PART I

ITEM 1.   BUSINESS.

General.


     When used in this Form 10-K/A (Amendment No. 1), the terms
"China Renewable Energy," "we," "our," "us" and the "Company" refers to China Renewable Energy Holdings, Inc., a Florida corporation.


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



                                   Number of          Weighted                Number of
                                   securities to be   average exercise        securities
                                   issued upon        price of                remaining
                                   exercise of        outstanding             available for
                                   outstanding        options, warrants       future issuance
                                   options,           and rights (b)          under equity
                                   warrants and                               compensation
                                   rights (a)                                 plans (excluding
                                                                              securities reflected
                                                                              in column (a)) (c)
--------------------------------------------------------------------------------------------------
Plan category
Plans approved by shareholders:
  2007 Stock Option and Stock
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


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A(T). CONTROLS AND PROCEDURES.

     We became subject to the requirements under the Securities Exchange Act of 1934, as amended on January
18, 2008, which was 60 days following the filing of our registration statement on Form 10-SB. This annual report does not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in this annual report.

     We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and our principal financial officer, initially concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      Subsequent to the evaluation date, in this Form
10-K/A (Amendment No.1) for the year ended December 31,
2007 we have restated our financial statements for the year ended December 31, 2006 and the period of inception (December 17, 1999) to December 31, 2007 to reclassify expenses previously paid by our then principal shareholder from operating activities to financing activities in response to comments from the staff of the Securities and Exchange Commission. Our
President who is also our principal executive officer and principal financial officer does not believe that this restatement rises to the level of a material weakness. A material weakness is a control deficiency or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.
Accordingly, notwithstanding this restatement, our
President who also services as our principal executive officer and principal financial officer continues to conclude that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

      There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.

     None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

     The following table sets forth the name, position with the Company and age of our sole executive officer and director.

 Name                 Age                     Position
-----                 ---                     --------

Allen Huie           49        Chairman of the Board, Chief Executive
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

-----------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------
                                                      NON-EQUITY
                                                      INCENTIVE    NONQUALIFIED      ALL
NAME AND            YEAR               STOCK  OPTION     PLAN      DEFERRED         OTHER
PRINCIPAL                 SALARY BONUS AWARDS AWARDS COMPENSATION  COMPENSATION   COMPENSATION  TOTAL
POSITION                   ($)    ($)   ($)    ($)       ($)       EARNINGS ($)       ($)        ($)
(A)                 (B)    (C)    (D)   (E)    (F)       (G)            (H)           (I)        (J)
-----------------------------------------------------------------------------------------------------
Allen Huie [1]      2007    0      0     0      0         0             0             0          0
-----------------------------------------------------------------------------------------------------
                    2006    0      0     0      0         0             0             0          0
-----------------------------------------------------------------------------------------------------
Peter Goldstein [2] 2007    0      0     0      0         0             0             0          0
-----------------------------------------------------------------------------------------------------
                    2006    0      0     0      0         0             0             0          0
-----------------------------------------------------------------------------------------------------

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
                 UNDERLYING   UNDERLYING     UNDERLYING                          THAT      THAT      RIGHTS     RIGHTS
                 UNEXERCISED  UNEXERCISED    UNEXERCISED   OPTION                HAVE      HAVE      THAT       THAT
                 OPTIONS      OPTIONS        UNEARNED      EXERCISE  OPTION      NOT       NOT       HAVE NOT   HAVE NOT
                 (#)          (#)            OPTIONS       PRICE     EXPIRATION  VESTED    VESTED    VESTED     VESTED
NAME             EXERCISABLE  UNEXERCISABLE  (#)           ($)       DATE        (#)       ($)       (#)        (#)
(A)              (B)          (C)            (D)           (E)       (F)         (G)       (H)       (I)        (J)
- -------------------------------------------------------------------------------------------------------------------------
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

       Name and                 Amount of            Percentage
      Address of                Beneficial               of
 of Beneficial Owner(1)     Ownership of Stock          Class
-----------------------     ------------------       ----------
Allen Huie                     15,000,000              90.6%

All Executive Officers         15,000,000              90.6%
and Directors as a Group
(one person)

-------------------

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


                          PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit   Description of Document
--------   -----------------------

3.1(a)    Articles of Incorporation(1)
3.1(b) Articles of Amendment to the Articles of Incorporation filed November 7, 2007(1)
3.2       By-Laws(1)
10.1      Promissory Note dated November 8, 2007 to Allen Huie(1)

10.2      2007 Stock Option and Stock Award Plan**
14.1      Code of Business Conduct and Ethics **

21.1      Subsidiaries of the registrant **

31.1      Section 302 Certificate of Chief Executive Officer *
31.2 Section 302 Certificate of principal accounting and financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*

*    filed herewith

**   previously filed


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

                         Date: October 9, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie
------------------
Allen Huie         Chief Executive Officer and
                   Chairman of the Board          October 9, 2008

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

PAGE F-4 STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007.

PAGE F-5     STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
             2007 AND 2006 (RESTATED) AND FOR THE PERIOD FROM DECEMBER 17, 1999(INCEPTION) TO DECEMBER 31, 2007 (RESTATED).

PAGES F-6-
      F-10   NOTES TO FINANCIAL STATEMENTS (RESTATED).

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations and has a net loss of $35,940 from inception, a working capital deficiency of $15,881 and used cash in operations of $21,844 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 28, 2008, expect for Note 7, to which the date is March 21, 2008 and Note 2 to which the date is September 24, 2008.

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
                                        ==========================================================================================



              See accompanying notes to financial statements

                 China Renewable Energy Holdings, Inc.
                     (A Development Stage Company)
                       Statement of Cash Flows


                                                                             For the Period from
                                                                               December 17, 1999
                                          For the Years Ended December 31,     (Inception) to
                                               2007             2006          December 31, 2007
                                          --------------   ---------------   -------------------
                                                              (Restated)      (Restated)

Cash Flows From Operating Activities:
Net Loss                                  $      (27,520)   $        (150)   $           (35,940)
  Adjustments to reconcile net loss to
  net cash used in operations
  Changes in operating assets and
  liabilities:
    Increase in deferred financing fees           (3,361)                -                (3,361)
    Increase in accrued expenses                     102                 -                   102
    Increase in accounts payable                  17,355                 -                17,355
                                          --------------   ---------------   -------------------
Net Cash Provided by (Used In)
Operating Activities                             (13,424)             (150)              (21,844)
                                          --------------   ---------------   -------------------

Cash Flows From Investing Activities:                  -                 -                     -
                                          --------------   ---------------   -------------------

Cash Flows From Financing Activities:
Note payable - stockholder                        10,000                 -                10,000
Proceeds from issuance of common stock            15,000                 -                16,000
Contribution of capital                               -                150                 7,420
                                          --------------   ---------------   -------------------
Net Cash Provided by Financing
Activities                                        25,000               150                33,420

Net Increase (Decrease) in Cash                   11,576                 -                11,576

Cash at Beginning of Period/Year                       -                 -                     -
                                          --------------   ---------------   -------------------

Cash at End of Period/Year                $       11,576   $             -   $            11,576
                                          ==============   ===============   ===================


Supplemental disclosure of cash flow
information:
-------------------------------------

Cash paid for interest                    $            -   $             -   $                 -
                                          ==============   ===============   ===================

Cash paid for taxes                       $            -   $             -   $                 -
                                          ==============   ===============   ===================

Supplemental disclosure of non-cash
investing and financing activities:
------------------------------------

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


NOTE 2  RESTATEMENT
------  -----------

The Company has restated its statement of cash flows for the year ended December 31, 2006 and the period December 17, 1999 (Inception) to December 31, 2007 to properly classify $150 and $7,420, respectively of payments made by a principal stockholder from operating activities to financing activities. The restatement did not have any effect on balance sheet, income statement and loss per share amounts.

NOTE 3   NOTE PAYABLE -STOCKHOLDER
------   --------------------------

    On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.


NOTE 4   STOCKHOLDERS' DEFICIENCY
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

   (D) In-Kind Contribution
   ------------------------

   During 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, a
   stockholder of the Company paid $150, $550, $150, $150, $150,
   $150, $150 and $5,970, respectively, of operating expenses on behalf of the Company (See Note 5).

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


NOTE 5  RELATED PARTY TRANSACTIONS
-------  --------------------------

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

                CHINA RENEWABLE ENERGY HOLDINGS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2007 AND 2006
                     --------------------------

   During 2007, the Company paid $10,000 of consulting expenses to a company related to a stockholder (See note 6).


NOTE 6  COMMITMENTS
------  -----------

   On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder.
   The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000.


NOTE 7  GOING CONCERN
------  -------------

    As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $35,940 for the period from December 17, 1999 (inception) to December 31, 2007, a working capital deficiency of $15,881 and used cash in operations of $21,844 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.


NOTE 8  SUBSEQUENT EVENT
------  ----------------

   Stock Issued for Cash
   ---------------------

   Subsequent to December 31, 2007, the Company entered into stock purchase agreements to issue 245,000 shares of common stock for cash of $490,000 ($2.00/share).