Form 10-Q/A
period 2008-03-31
China Renewable Energy Holdings, Inc.
filed 2008-10-10
CIK 1418506

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

                            Form 10-Q/A
                          (Amendment No. 1)


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

EXPLANATORY NOTE

China Renewable Energy Holdings, Inc. (the "Company") is filing this Form 10-Q/A as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March
31, 2008, as originally filed with the Securities and Exchange Commission (the "SEC") on May 20, 2008 (the
"Original Filing") to address comments from the staff of the Securities and Exchange Commission in connection with the staff's review of our Form S-1 registration statement originally filed on April 30, 2008.

The Company is restating its financial statements for the three months ended March 31, 2007 and for the period from inception (December 31, 1999) to March 31, 2008 to reclassify expenses paid on the Company's behalf during the three months ended March 31, 2007 by our then principal shareholder. The Company has reclassified these expenses in our Statement of Cash Flows on page F-4 from in-kind contribution under Net cash used in operating activities to proceeds from capital contributions under Net cash provided by financing activities. These expenses totaled $150 for the three months ended March 31, 2007 and $7,420 for the period of inception (December 17, 1999) to March 31, 2008. As a result of this reclassification:

     * Net cash used in operating activities for the three months ended March 31, 2007 increased from $0 to $150,

     * Net cash used in operating activities for the period from inception (December 17, 1999) to March 31, 2008 increased from $16,323 to
          $23,743,

     * Net cash provided by financing activities for the three months ended March 31, 2007 increased from $0 to $150, and

     * Net cash provided by financing activities for the period from inception (December 17, 1999) to March 31, 2008 increased from $573,439 to
          $580,859.

Please see Note 2 - Restatement appearing in the Notes to the Condensed Financial Statements for additional information on this restatement.

The Items of this Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008 which are amended and restated as a result of the restatement of our financial statements are as follows :

          Item 1.    Financial Statements.
          Item 2.    Management's  Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.
          Item 4(T). Controls and Procedures.
          Item 6.    Exhibits.

For the convenience of the reader, Amendment No. 1 of our Form 10-Q/A sets forth the Original Filing in its entirety. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-Q have been re-executed as of a current date and re-filed as of the date of this Form 10-Q/A (Amendment No.
1). We have not updated other information contained in the Original Filing in this amendment. Therefore, you should read this amendment together with other reports and documents which update and supersede some of the information contained in this amendment. You should not deem the filing of this amendment to be an admission that our Original Filing included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

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

      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward
- - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-
K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.


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

PAGE  F-3   CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S
            EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION)
            TO MARCH 31, 2008 (UNAUDITED).


PAGE  F-4   CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2008 AND 2007 (RESTATED)AND FOR
            THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH
            31, 2008 (RESTATED).

PAGES F-5-
      F-10  NOTES TO CONDENSED FINANCIAL STATEMENTS(UNAUDITED)
            (RESTATED).

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

              CHINA RENEWABLE ENERGY HOLDINGS, INC.
             (F/K/A CAPITAL VENTURES GROUP IV, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                   For the Period from December 17, 1999    For the Three Months Ended March 31,
                                                                                                  (Inception) to
                                                          2008           2007                     March 31, 2008
                                                      -----------    -----------                   -----------
                                                                     (Restated)                    (Restated)

Cash Flows From Operating Activities:
Net Loss                                              $   (29,502)   $      (150)                  $   (65,442)
  Adjustments to reconcile net loss to net cash
    used in operations
  Changes in operating assets and liabilities:
    Increase in accounts payable and accrued expenses      24,068              -                        41,423
    Decrease in  prepaid expenses                               -              -                             -
    Accrued interest payable                                  174              -                           276
Accounts payable                                                -              -
-
                                                      -----------    -----------                   -----------
Net Cash Provided by (Used In) Operating Activities        (5,260)         (150)                       (23,743)
                                                      -----------    -----------                   -----------
Cash Flows From Financing Activities:
Note payable - stockholders                                     -              -                        10,000
Contribution of capital                                         -            150                         7,420
Proceeds from issuance of common stock                    550,800              -                       563,439
                                                      -----------    -----------                   -----------
Net Cash Provided by Financing Activities                 550,800            150                       580,859
                                                      -----------    -----------                   -----------
Net Increase (Decrease) in Cash                           545,540              -                       557,116
Cash at Beginning of Period/Year                           11,576              -                             -
                                                      -----------    -----------                   -----------

Cash at End of Period/Year                            $   557,116    $         -                   $   557,116
                                                      ===========    ===========                   ===========
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for interest                                $         -    $         -                   $         -
                                                      ===========    ===========                   ===========
Cash paid for taxes                                   $         -    $         -                   $         -
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

(A) Basis of Presentation
--------------------------

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


NOTE 2   RESTATEMENT
------   -----------

The Company has restated its statement of cash flows for the three months ended March 31, 2007 and the period December 17, 1999 (Inception) to March 31, 2008 to properly classify $150 and $7,420, respectively of payments made by a principal stockholder from operating activities to financing activities. The restatement did not have any effect on balance sheet, income statement and loss per share amounts.





NOTE 3  NOTE PAYABLE -STOCKHOLDER
------  -------------------------

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November
8, 2008 (See Note 5).


NOTE 4  STOCKHOLDERS' EQUITY
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


NOTE 5   RELATED PARTY TRANSACTIONS
------   --------------------------

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November
8, 2008. (See Note 3).

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



NOTE 7   SUBSEQUENT EVENTS
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


Net cash used in operating activities for the three-months ended March 31, 2008 was $5,260 as compared to $150 for the three-month ended March 31, 2007. During the period, we used cash to fund our net loss of $29,502, which was offset by an increase in accounts payable of $24,068 and an increase in accrued interest payable of $174.

Net cash provided by financing activities for the three-months ended March 31, 2007 was $550,800 as compared to $150 for the three-months ended March 31, 2007. During the first quarter 2008, we sold 280,000 shares of our common stock in a private transaction resulting in gross proceeds of $560,000.

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


Item 4T.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures.
We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and our principal financial officer, initially concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      Subsequent to the evaluation date, in this Form
10-Q/A (Amendment No.1) for the period ended March 31,
2008 we have restated our financial statements for the three months ended March 31, 2007 and the period of inception (December 17, 1999) to March 31, 2008 to reclassify expenses previously paid by our then principal shareholder from operating activities to financing activities in response to comments from the staff of the Securities and Exchange Commission. Our
President who is also our principal executive officer and principal financial officer does not believe that this restatement rises to the level of a material weakness. A material weakness is a control deficiency or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.
Accordingly, notwithstanding this restatement, our
President who also services as our principal executive officer and principal financial officer continues to conclude that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

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

      None.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits

No.                               Description
-------------------------------------------------------------------------

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

                             China Renewable Energy Holdings, Inc.

                             By: /s/ Allen Huie
                                 ---------------------------------
                                 Allen Huie, CEO, President,
                                 principal executive officer
                                 and principal financial and
                                 accounting officer
Date: October 9, 2008