Form 10-Q
period 2008-09-30
China Renewable Energy Holdings, Inc.
filed 2008-11-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NUMBER: 000-50196

CHINA RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization) Rm 286, 2/F, Shui On Centre 6-8 Harbour Road Wanchai, Hong Kong (Address of principal executive offices)	65-0968842 (I.R.S. Employer Identification No.) not applicable (Zip Code)
(852) 2384-6665 (Registrant’s telephone number, including area code)
Suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2 4,580,000 shares of common stock are issued and outstanding as of November 13, 2008.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008, (CONSOLIDATED) (UNAUDITED) AND DECEMBER 31, 2007, (COMBINED).

PAGE	3

CONDENSED STATEMENT OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED) AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (CONSOLIDATED) (UNAUDITED).

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	6

CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED) AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (CONSOLIDATED) (UNAUDITED).

PAGES	7 - 12	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

CHINA RENEWABLE ENERGY HOLDINGS, INC

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)
	Consolidated	Combined

Current Assets
Cash	$338,799	$17,987
Accounts Receivable, net	219	
Prepaid expense	15,439	9,957
Total Current Assets	354,457	27,944

Property and Equipment, net	9,711	

Other Assets
Deferred Financing Costs		3,361
Security Deposits	4,357	
Total Other Assets	4,357	3,361

Total Assets	$368,525	$31,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$55,399	$25,201
Accrued interest - related party	626	157
Note payable - related party	10,000	10,000
Provision for tax	55	
Total Liabilities	66,080	35,358

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
		
Common stock, $0.001 par value; 100,000,000 shares authorized 24,580,000 and 39,300,000 shares issued and outstanding, respectively	24,580	39,300
Additional paid-in capital	684,483	113,124
Subscription receivable	(5,870)	(110,512)
Other Comprehensive income	1,324	15
Deficit accumulated during the development stage	(402,072)	(45,980)

Total Stockholders' Equity	302,445	(4,053)

Total Liabilities and Stockholders' Equity	$368,525	$31,305

See accompanying notes to condensed financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

						For the Period from December 17, 1999 (Inception) to September 30, 2008 Consolidated
	For the Three Months Ended September 30			For the Nine Months Ended September 30
	2008	2007		2008	2007
	Consolidated	Combined		Consolidated	Combined

Revenue	$3,222	$		$3,222	$ 	$9,631

Cost of Revenue	9,672			9,672		9,672

Gross Profit	(6,450)			(6,450)		(41)

Operating Expenses
Professional fees	73,315			173,653		205,016
Salary Expense	57,414			79,348		79,348
General and administrative	46,702			97,081	150	118,081
Total Operating Expenses	177,431			350,082	150	402,445

Loss from Operations	(183,881)			(356,532)	(150)	(402,486)

Other Income(loss)						

Interest Income	387			702		731
Interest Expense	(88)			(262)		(262)
Total other income(loss)	299			440		469

Net loss before provision for Income taxes	(183,582)			(356,092)	(150)	(402,017)

Provision for Income Taxes				55

Net Loss	$(183,582)	$		$(356,092)	$(150)	$(402,072)

Net Loss Per Share -basic and diluted	$(0.01)		$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period – basic and diluted	28,206,374		1,230,000	39,327,720	1,230,000

See accompanying notes to condensed financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC.

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred Stock $.001 Par Value			Common stock $.001 Par Value			Additional Paid-in capital		Subscription Receivable		Other Comprehensive Income		Deficit Accumulated During Development Stage		Total Stockholder's Equity

	Shares	Amount		Shares	Amount
Balance December 19, 1999 (Inception)		$			$		$		$		$		$		$	

Common stock issued to founders for cash ($0.001 per share)				1,000,000		1,000										1,000

In-kind contribution								5,970								5,970

Net loss for the period December 17, 1999 (inception to December 31, 1999)														(6,970)		(6,970)

Balance December 31, 1999				1,000,000		1,000		5,970						(6,970)		

In-kind contribution								150								150

Net loss, 2000														(150)		(150)

Balance December 31, 2000				1,000,000		1,000		6,120						(7,120)		

In-kind contribution								150								150

Net loss, 2001														(150)		(150)

Balance December 31, 2001				1,000,000		1,000		6,270						(7,270)		

In-kind contribution								150								150

Net loss, 2002														(150)		(150)

Balance December 31, 2002				1,000,000		1,000		6,420						(7,420)		

In-kind contribution								150								150

Net loss, 2003														(150)		(150)

Balance December 31, 2003				1,000,000		1,000		6,570						(7,570)		

In-kind contribution								150								150

Net loss, 2004														(150)		(150)

Balance December 31, 2004				1,000,000		1,000		6,720						(7,720)		

In-kind contribution								550								550

Net loss, 2005														(550)		(550)

Balance, December 31, 2005				1,000,000		1,000		7,270						(8,270)		

CHINA RENEWABLE ENERGY HOLDINGS, INC.

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred Stock $.001 Par Value			Common stock $.001 Par Value		Additional Paid-in capital	Subscription Receivable	Other Comprehensive Income	Deficit accumulated during development stage	Total Stockholder's Equity

	Shares	Amount		Shares	Amount
In-kind contribution						150				150

Stock issued for cash				230,000	230	1,056	(578)			708

Foreign currency translation gain								5		5

Net loss , 2006									(4,943)	(4,943)

Other Comprehensive loss										(4,938)

Balance, December 31, 2006, Combined				1,230,000	1,230	8,476	(578)	5	(13,213)	(4,080)

Stock issued for cash				22,770,000	22,770	104,148	(109,134)			17,784

Stock issued for cash				15,000,000	15,000					15,000

Stock issued for cash				800,000	800		(800)			

Cancellation and retirement of shares				(500,000)	(500)	500				

Foreign currency translation gain								10		10

Net loss 2007								(32,767)	(32,767)

Balance, December 31, 2007, Combined				39,300,000	39,300	113,124	(110,512)	15	(45,980)	(4,053)

Cancellation and retirement of shares				(15,000,000)	(15,000)	15,000				

Stock issued for cash, less offering costs				280,000	280	556,359				556,639

Collections of subscription receivable							104,642			104,642

Foreign currency translation gain								1,309		1,309

Net loss, September 30, 2008									(356,092)	(356,092)

Other Comprehensive loss										(354,783)

Balance, September 30, 2008, Consolidated		$		24,580,000	$24,580	$684,483	$(5,870)	$1,324	$(402,072)	$302,445

See accompanying notes to condensed financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC

& CHINA CLEAN AND RENEWABLE LIMITED

(DEVELOPMENT STAGE COMPANIES)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

					For the Period from December 17, 1999 (Inception) to September 30, 2008 Consolidated
	For the Nine Months Ended September 30,
	2008		2007
	Consolidated		Combined
Cash Flows From Operating Activities:
Net Loss		$(356,092)		$(150)		$(402,072)
Adjustments to reconcile net loss to net cash used in operations
Depreciation		890				890
Changes in operating assets and liabilities:
Increase in accounts receivable		(219)				(219)
Increase in prepaid expenses		(5,482)				(15,439)
Increase in deposits		(4,357)				(4,357)
Increase in accounts payable and accrued expenses		30,198				55,453
Increase in accrued interest payable		524				626
Net Cash Used In Operating Activities		(334,538)		(150)		(365,118)

Cash Flows From Investing Activities:
Purchase of Fixed Assets		(10,601)				(10,601)
Net Cash Used In Investing Activities		(10,601)				(10,601)

Cash Flows From Financing Activities:
Note payable - stockholders						10,000
Repayment of stockholder loan						4,884
Proceeds from stockholder loan						(4,884)
Proceeds from issuance of common stock		664,642				695,774
Contribution by stockholder				150		7,420
Net Cash Provided by Financing Activities		664,642				150

Effect of foreign currency translation		1,309				1,324

Net Increase in Cash		320,812		338,799
Cash at Beginning of Period/Year		17,987				

Cash at End of Period/Year		$338,799	$			$338,799

Supplemental disclosure of cash flow information:

Cash paid for interest	$		$		$	
Cash paid for taxes	$		$		$	

See accompanying notes to condensed financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

On April 24, 2008, CREH exchanged 23,000,000 shares of common stock for 100% of the outstanding shares of CCRL.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations Paragraph D16; the financial statements of CREH and CCRL have been combined on an “as if” basis from inception through April 24, 2008 and consolidated from April 25, 2008 through September 30, 2008 as CREH and CCRL are under common control.

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

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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

(I) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $95,505 in excess of FDIC insurance limits as of September 30, 2008.

(J) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized from the sale of air purification products only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenue from consulting services are recognized when services are performed.

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND CHINA CLEAN AND RENEWABLE LIMITED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

(L) Recent Accounting Pronouncements

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

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2

NOTE PAYABLE -STOCKHOLDER

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matured on November 8, 2008.  The Note was extended under the same terms until November 8, 2009 (See Note 4).

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

For the nine months ended September 30, 2008, the Company issued 280,000 shares of common stock for cash of $560,000 net of offering costs of $3,361.

China Clean & Renewable Limited

During April 2006, the Company issued 230,000 ordinary shares to three individuals for cash of $1,286 ($0.0056 per share).

During September 2007, the Company issued 22,770,000 ordinary shares to three individuals for cash of $126,918 ($0.0056 per share). As of September 30, 2008, $5,870 is recorded as a subscription receivable.

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

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

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

NOTE 4

RELATED PARTY TRANSACTIONS

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008. The Note was extended under the same terms until November 8, 2009.

A stockholder of the Company paid $7,420 of expenses on behalf of the Company from inception (See Note 3).

During 2008 and 2007, the Company paid $43,516 and $0, respectively of consulting expenses to a company related to a stockholder (See Note 5).

The Company has an office located in Hong Kong of approximately 200 square feet which we lease month to month from Quantplus Investments, Ltd., an asset management company 40% owned by Mr. Huie for approximately $200 a month. The lease expired on August 31, 2008 and was subsequently renewed on September 1, 2008 at a monthly rate of $1,933.  and again in November 2008 at a monthly rate of $2,225. The new lease expires on May 31, 2009.

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

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

On March 15, 2008, we entered into an employment agreement with an individual to become the Vice President and Controller for an annual salary of $58,464 per annum plus a bonus equal to one months salary of $4,872. The Agreement also provides for paid vacation after one year, traveling and medical insurance, and other normal fringe benefits commensurate with his duties and responsibilities.

(B)

Strategic Agreements:

On September 1, 2007, the Company entered into a ten year strategic partnership agreement with a company located in China to develop, invest, operate and manage energy conservation projects in China. The agreement gives the Company the first right of refusal on all projects. The agreement requires each project to meet certain minimum expected returns for each party milestones. The total fee and milestone payments are subject to negations by each party and will vary by project.

On May 23, 2007, the Company entered into strategic partnership with a company located in China to develop waste heat power conversion projects. The agreement term is 2 years and each project is subject to negotiation and will vary by each project.

(C)

Operating Leases:

The Company has an office located in Hong Kong of approximately 200 square feet which we lease month to month from Quantplus Investments, Ltd., an asset management company 40% owned by Mr. Huie for approximately $200 a month.  The lease expired on August 31, 2008 and was subsequently renewed on September 1, 2008 at a monthly rate of $1,933. and again in November 2008 at a monthly rate of $2,225. The new lease expires on May 31, 2009.

(D)

Consulting Agreement:

On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder. The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to April 24, 2008, we were a shell company with no business operations. On April 24, 2008, we executed and completed the transactions contemplated by the Share Exchange Agreement with China Clean & Renewable Energy Limited and its shareholders. Pursuant to the share exchange, we issued 23,000,000 shares of our common stock, equal to 94% of the issued and outstanding shares of our common stock on the closing date, to the shareholders of China Clean & Renewable Energy Limited in exchange for 100% of the capital stock of that entity.

The share exchange with China Clean & Renewable Energy Limited was considered to be a purchase of entities under common control. In accordance with SFAS No. 141 "Business Combinations" Paragraph D16; the financial statements of our company and China Clean & Renewable Energy Limited have been combined on an "as if", basis from inception through April 24, 2008 and consolidated from April 25, 2008 through September 30, 2008 as our company and China Clean & Renewable Energy Limited are under common control.

We are a holding company for China Clean & Renewable Energy Limited and all of our business is conducted in China Clean & Renewable Energy Limited and or Renewable Energy Enterprises (Shanghai) Company, Ltd, a wholly-owned subsidiary of China Clean & Renewable Energy Limited. We were formed in December 1999. Through December 31, 2007, our management paid various expenses on our behalf which were generally related to state filing and similar fees. These expenses, which aggregate $7,420 through September 30, 2008, have been considered a capital contribution. In addition, on November 8, 2007, Mr. Huie, our chief executive officer, loaned us $10,000 in exchange for our promissory note in this amount at an interest rate of 7% which was originally due and payable on November 8, 2008 and has been extended to November 8, 2009.

China Clean & Renewable Energy Limited was formed in the second quarter of 2006 and it remains a development stage company. During the balance of 2006 and in 2007 its activities were primarily related to the development of its business plan, including the early stage marketing of its services, as well as raising its initial capital.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $402,072 from inception through September 30, 2008. As a result, our current operations are not an adequate source of cash to fund future operations. As a result of our limited operations, net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2007, have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $600,000 from the sale of our securities during 2008 and our cash on hand at September 30, 2008 was $338,799, our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due. We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

We do not have a history of operations upon which an analysis of our future outlook can be made. We face all of the risks inherent to a new business. Our ability to generate revenues during the balance of 2008 and through 2009 and beyond is dependent upon our ability to secure clients for our services and to provide those services to a level which is not only satisfactory to our clients but which generates sufficient revenues to pay our operating expenses. Like most consultancy firms, our ability to secure clients is greatly dependent upon our reputation and past successes. Because we are a new company seeking to operate in a highly competitive market, we are materially dependent upon the professional reputations and business associations of our management. While we believe that prospective clients will find the experience and professional reputations of our management offset to an extent the development stage nature of our company, there are no assurances we are correct.

While we currently have no consulting clients and only one marketing and distribution client, we continue to actively market our company. Our marketing efforts have consisted of having discussions with persons having relationships with our officers and meeting with prospective clients. We anticipate entering into discussions with approximately ten prospective clients during the remainder of 2008 for our consulting services, of which one or two these prospects may retain our services prior to the end of 2008. We are not able to define at this time the scope of services we anticipate we will provide or the size of the projects. Our services, which will be tailored to the needs of the particular client, including:

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

Within our marketing and distribution division we generated minimal revenues from the sale of the air purification product manufactured by our client. Cost of sales was incurred in connection with our marketing and distribution division and included the cost of air purification products we provided to potential customers at no cost or at cost to conduct testing and trials of the product in an effort to market the product.  Prospective customers include distributors in China and Hong Kong, and potential end users such as schools and hotels.

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

Results of Operations

Three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007

During the three and nine months ended September 30, 2008 we report revenues of $3,222 compared to no revenues during the three and nine months ended September 30, 2007. The increase in sales for the three and nine months ended September 30, 2008 can be attributed to sales within our marketing and distribution division of an air purification product manufactured by our client. Our cost of sales for the three and nine months ended September 30, 2008 was $9,672 compared to -0- for the three and nine months ended September 30, 2007. The increase in cost of sales is directly related to our increase in revenues. As a percentage, cost of sales was 300% greater than revenues as a result of the Company providing the air purification product to potential customers at no cost or at cost to conduct tests and trials in an effort to market the product.

Our total operating expenses for the three-months and nine months ended September 30, 2008 increased substantially from the comparable periods in 2007. Our total operating expenses for the three-months and nine months ended September 30, 2008 was $177,431 and $350,082, respectively. During the 2008 periods we incurred expenses associated with professional fees, salary expense and general and administrative expense for which we did not have comparable expenses during the 2007 periods. During the three and nine months ended September 30, 2008 professional and consulting fees, which included legal, accounting and consulting attributable to the acquisition of China Clean & Renewable Energy Limited, the preparation of our annual report and registration statement, were $73,315 and $173,653, respectively. Consulting fees, included in professional fees, represent fees payable to a related party under the terms of a one year consulting agreement entered into in November 2008 to provide strategic and financial consulting services to us. We did not incur similar professional or consulting fees during the comparable periods in 2007. The consulting agreement expired November 2008.

During the first quarter of 2008, China Clean & Renewable Energy Limited entered into employment agreements with three executive officers which provide for aggregate annual compensation to each officer of $58,464. We incurred salary expense for the three and nine months ended September 30, 2008 as a result of these agreements.

Our general and administrative expenses for the three and nine months ended September 30, 2008 were $46,702 and $97,081, respectively, for which we did not have comparable expenses during the 2007 periods Our general and operating expenses consisted of ordinary business expenses, including $11,262 for rent, $15,856 for a subscription in connection with being a founding member of the Penn-Tsinghua University TC Chan Center for Building Simulation and Energy Studies, and the Bar-code Association in Hong Kong, $37,146 in travel expenses associated with our sales and marketing, $8,002 in sponsorship fees for the Modern Energy conference in Jackson Hole, Wyoming, $6,500 for the amortized portion of the transfer agent fees and $4,237 for edgarizing fees. Based upon our existing marketing and distribution agreement and the current status of discussions with additional potential clients, we anticipate generating revenues in the fourth quarter of 2008. During the balance of 2008 we anticipate that our general and administrative expenses will continue to increase substantially as we continue to market our services and implement our business plan. We also anticipate operating expenses for travel and entertainment will increase during the balance of 2008 in direct proportion to our marketing efforts. Finally, we anticipate that we will relocate our principal offices to larger space prior to the expiration of our current lease in May 2009 which will in all likelihood result in an increase in our rent expense during the last half of 2009. Overall, however, we are not presently able to quantify the amount of increased operating expenses during the balance of 2008 due to the uncertainties related to the actual level of our operations given our development stage.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008, we had working capital of $288,377 as compared to a working capital deficit of $7,414 at December 31, 2007. Principal changes in our balance sheet at September 30, 2008 from December 31, 2007 include:

•

cash increased approximately $320,000 as a result of proceeds from the sale of our common stock, net of cash used during the period,

•

prepaid expenses, increased $5,482 as a result of prepayment of transfer agent fees one year in advance and general insurance,

•

deferred financing fees, which represents expenses associated with our February 2008 to April 2008 offering of common stock, decreased $3,361 as a result of the completion of that offering, and

•

accounts payable increased approximately $30,200 which represents obligations incurred in the ordinary course of our business.

Net cash used in operating activities for the nine months ended September 30, 2008 was $334,538 as compared to $150 for the nine months ended September 30, 2007. During the nine month period ended September 30, 2008, we used cash to fund our operating loss offset by increases in accounts payable and accrued expenses and an increase in deposits associated with the renewal of our lease and prepaid expenses associated with transfer agent fees.

Net cash used in investing activities for the nine months ended September 30, 2008 was $10,601, which represented purchases of fixed assets, as compared to $0 during the nine months ended September 30, 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $664,642, which represented proceeds to us from the sale of our securities, as compared to $150 for the nine months ended September 30, 2007.

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

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

No.	Description
10.11	Renewal for Lease of Principal Offices
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Renewable Energy Holdings, Inc.

November 13, 2008	By:	/s/ Allen Huie
Allen Huie, CEO, President,
principal executive officer,
principal financial and
accounting officer