Form 10-K
period 2008-12-31
China Renewable Energy Holdings, Inc.
filed 2009-04-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52918

CHINA RENEWABLE ENGERY HOLDINGS, INC.
(Name of registrant as specified in its charter)

Florida	65-0968842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 286, 2/F, Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (852) 2824-8770

Securities registered under Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.   None.

AVAILABLE INFORMATION

Our principal executive offices are located at Rm 286, 2/F, Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong, and our telephone number at this location is (852) 2824-8770.  We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to successfully implement our strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of the factors used in the forward looking statements are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.

BUSINESS.

Overview

We are a development stage company whose focus is the marketing and distribution of energy efficient and environmentally friendly products in China.  In accordance with China’s 11th five year plan enacted in 2006, China set forth an ambitious target to reduce energy consumption levels by 20%.  As a result, companies from all industries are looking for ways to lower energy consumption and be more environmentally friendly with respect to products and markets.  Our business is to seek out products that have unique technologies that make their products more energy efficient or more environmentally friendly, and distribute such products in the China market and globally.  Products may be based on technologies from China or worldwide.  Typically, such products will be manufactured in China because of China’s lower cost manufacturing infrastructure and such products will be sold or distributed both in the domestic Chinese market and for export globally.

Initially, our business model was primarily focused on providing consultancy and advisory services to clients in addition to our marketing and distribution efforts.  The consultancy and advisory services we were seeking to offer were focused on the development of Clean Development Mechanism (CDM) projects in China, which provided credits that could be sold or traded pursuant to the structures set forth in the Kyoto Protocol, as well as the development of energy efficiency projects in China, which did not generate tradable carbon credits, but were nonetheless energy efficient or conservational and positive for the environment in keeping with China's National Action Plan on Climate Change.

Despite the efforts of our management, during 2008 we were unable to secure any consultancy or advisory agreements or related business.  We believe that the global economic turmoil, combined with suddenly fallen oil prices, as well as delays in carbon credit approvals negatively affected CDM-based renewable energy projects in China.  As a result, many projects have been abandoned or delayed.  As we do not envision any quick turnaround in these underlying factors, in December 2008 we have decided to focus our efforts and resources on the marketing and distribution of energy efficient and environmentally friendly products in the China market and globally.  We continue to monitor the potential market for our consultancy and advisory services as we believe there may be many changes on the horizon which could positively impact the market for these services.  For example, the Obama administration is seeking to include a cap and trade mechanism in the United State’s energy policy as well as signaling a readiness to engage in post Kyoto Protocol talks.  While we believe that these policy changes may lead to a renewed push in carbon credit consultancy in future years, we are unable to predict at this time when market conditions may improve to a level that will cause us to renew our activities related to our consultancy and advisory business.

Our Marketing and Distribution Business

As part of our marketing and distribution business, we envision that typically we will enter into agreements with the product manufacturers or technology holders to help them market or distribute their products.  These agreements may be in the form of sales agreements, agency agreements, or consulting agreements depending on the most suitable method of distribution for each product or the wishes of the product manufacturer. As part of these agreements, we might typically be asked to provide certain marketing services such as assisting the product manufacturer with business plans, test marketing the products with end user/clients, specifying sales channels,  providing a identifiable user/client list for the products or providing advise as to technical specifications, marketing brochures, packaging, and even logistics. In addition, we might typically be asked to introduce or procure a product manufacturer who would incorporate the technology and produce a commercialize product for the markets. These services will be performed by our executive officers or employees, and we do not intend to use the services of third party sub contractors or consultants. We will generally not participate in the manufacturing process, but will mainly serve as a sales distributor and/or marketing agent for the products.  We anticipate that we will generate revenues from commissions for products sold and/or from fees from services and consulting provided to technology holders.

The technologies we identify or the product manufacturers we choose to pursue will typically come from recommendations by our officers, who have years of business experience operating in China and have numerous personal relationships with various manufacturers.  At times, technology ideas may also come from discussions and exchanges with our Strategic Partners, specifically, the Penn-Tsinghua University T.C. Chan Center for Building Simulation and Energy Studies.  For 2008, we chose to (1) pursue only one product manufacturer, which manufactured an air purification technology, the NCCO (Nano Confined Catalytic Oxider); and (2) study (or test the market) the possibility of pursuing a MB Series resin product that is produced by Chevron Phillips Chemicals (China) Co., Ltd. discussed below.  For 2009, while we are open to studying and pursuing other technologies or products, since we are limited by our resources, both in staffing of which we have 8 employees as well as financial, we will very likely only be able to focus our resources on (1) implementing the NCCO technology and (2) continue testing and, if possible, distribution of the MB Series resins.

Given the existing financial position of the Company and the overall economic environment, we intend to maintain our personnel resources as is, and pursue a focused implementation of our marketing and distribution business in 2009.  With focus, we believe our marketing and distribution business can be developed and lead to sustainable growth for the Company.

Agreement with RHT Limited

In April 2008 we entered into a five year consultancy agreement with RHT Limited, an environmental engineering firm located in Hong Kong which holds the patent rights to the NCCO (Nano Confined Catalytic Oxidizer) air sterilizing/deodorizing systems. Pursuant to the terms of the agreement, we will seek to bring certain specific customers to RHT Limited which would in turn integrate the technology into the customer's end products. If RHT Limited should enter into a licensing agreement with a customer brought to it by us, as sole compensation we will be entitled to a fee of 25% of the licensing fee. In the event a customer introduced by us purchases filters from RHT Limited, as sole compensation we will be entitled to a fee equal to 10% of the selling prices of the filters. We believe our efforts to commercialize the NCCO technologies will require substantial time during approximately the next six months by approximately three of our employees.

In addition to the licensing agreement with RHT Limited, we have started in the fourth quarter of 2008 to distribute, as a wholesaler, a finished Air Purifier product manufactured by RHT Limited.  This product, named NCCO 1000, is a stand alone air sterilizing/deodorizing unit used in rooms and households.   The units were sold as testing or promotional samples to determine market receptivity for these products.  As of December 31, 2008, we have distributed 90 units of NCCO 1000, all in Hong Kong to approximately 21 customers for an aggregate of approximately $1,535 net revenues. We did not sign a distribution agreement with RHT Limited for the distribution of the NCCO 1000 because the units were sold or provided to customers as testing or promotional samples to determine market receptivity for these products.  We intend to enter into a formal distribution agreement with RHT Limited on this NCCO 1000 product in the first quarter of 2009.

Testing a Product from Chevron Phillips Chemicals (China) Co., Ltd.

In the fourth quarter of 2008, we began test marketing a resin product manufactured by Chevron Phillips Chemical (China) Co., Ltd. called MB Series 5210.  This MB Series product is developed and manufactured by Chevron Phillips Chemicals (China) Co., Ltd in China.  It is a patented HIPS (High Impact Polystyrene) resin which seeks to be a more energy efficient substitute for the ABS (Acrylonitrile Butadiene Styrene) resin market.  Our research reflects that the MB Series resins are use by manufacturers as raw material in the manufacture of household appliances, electronic appliances, food packaging products and the toys, many of which are based in China.

With the purpose of testing this product to determine specific customer demand and specific technical  requirements, we purchased 18.5 mtons of MB Series 5210 at market prices on an arms length basis directly from Chevron Phillips Chemicals (China) Co., Ltd.  As part of our product and market testing exercise, we sold the entire 18.5 mtons of MB Series 5210 to one Guangdong based molding manufacturer, Foshan Nanhai Huayi Molding Co, Ltd (“Foshan Nanhai”), an unrelated third party, with the purpose of jointly producing MB Series resin product samples for different types of customers.  For example, we tested, on behalf of, and for the purpose of providing, Foshan Nanhai an end product to resell, the MB Series 5210 resins with specific toy manufacturers, household appliance manufacturers, electrical appliance manufacturers-each of whom have different technical and demand requirements for resins.  Often times, the MB Series 5210 resins will have to be blended with other compounds and mold according to specific customer requirements-a function well perform by a molding manufacturer such as Foshan Nanhai.  Our company at its expense performed all testing of the product, and all test results for specific blended formulas developed are our company’s proprietary information. We generated US$31,080 on this sale and a gross profit of US$4,255 on this transaction to Foshan Nanhai, but more importantly, we are developing specific blended test formulas and our technical staff is jointly working with Foshan Nanhai to perform tests for specific proposed customers and applications. While we do not have any agreements with Foshan Nanhai, nor are the testing samples patentable, we do intend to work with Foshan Nanhai and use the sample products and the experience on specific proposed customer applications to expand our future sale and distribution of MB Series 5210 in the China market.  At present, we have not signed and do not have any agreements with Chevron Phillips Chemicals (China) Co., Ltd.  After testing the market with potential manufacturers and specific applications, it is our hope and intent to enter into a marketing and distribution agreement directly with Chevron Phillips Chemical (China) Co., Ltd to distribute its MB Series resins, but there can be no assurances that an agreement can be attained on mutually agreeable terms and conditions.

Strategic Partnerships

In 2008, China Clean & Renewable Energy Limited became a founding member, along with 20 other founding members, of the Penn-Tsinghua University TC Chan Center for Building Simulation and Energy Studies, a joint center between the University of Pennsylvania in the U.S.A. and Tsinghua University in China. The Center focuses on research and development of energy efficient products and processes related to the building industry. Other founding members include United Technologies Research Center, Skidmore Owings & Merrill LLP, Turner Construction Company, Dow Building Solutions, Gehry Technologies, and MTR Corporation. It is anticipated that association with the Center can lead to major sources of client referrals, as well as access to leading energy efficiency technologies out of such Universities.

On September 1, 2007, China Clean & Renewable Energy Limited signed a ten year strategic cooperation agreement with China Energy Conservation and Environmental Protection Technology Investment LTD, a Chinese State-owned enterprise that is directly engaged in projects and businesses in the carbon development industry in China, including investments in wind farms, hydro power generation projects, etc. The Agreement provides a general framework whereby China Energy Conservation and Environmental Protection Technology Investment LTD can refer projects and clients on a project by project basis to our company. The agreement gives us the first right of refusal on all projects. The agreement requires each project to meet certain minimum expected returns for each party and requires us to pay certain bonuses based on project milestones. The total fee and milestone payments are subject to negations by each party and will vary by project. We anticipate our cooperation with China Energy Conservation and Environmental Protection Technology Investment LTD may lead to increased client referrals and other mutual cooperation and developments

Marketing

We market our services mainly through the network and contacts of our officers. Our officers have combined over 40 years of working experience in doing business in China. Our Chief Executive Officer, Mr. Allen Huie, has over 20 years of financial and operating experience in China, particularly with financial, legal, and other consulting professionals, who we anticipate will provide a steady network of referrals. In addition to the network of our officers, we intend to market our services through the relationship with our strategic partners, namely, the Penn-Tsinghua University TC Chan Center and China Energy Conservation and Environmental Protection Technology Investment LTD.

Government Regulation

Doing Business in the Peoples Republic of China

We are subject to the Peoples Republic of China legal system. Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the Peoples Republic of China. Despite development of its legal system, the Peoples Republic of China does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The Peoples Republic of China judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the Peoples Republic of China, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The Peoples Republic of China's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of the Peoples Republic of China laws may be subject to policy changes reflecting domestic political changes. As the Peoples Republic of China legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the Peoples Republic of China. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our future business operations or prospects.

Economic Reform Issues

Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

Over the last few years, China's economy has registered a high growth rate. In the first half of 2008, there were indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limiting re-centralization of the approval.process for purchases of some foreign products.  By the second half of 2008, however, with the financial crisis beginning in the United States, global demand fell sharply resulting in a severe contraction in China’s exports and GDP.  As a result, China enacted a large fiscal stimulus to spur domestic demand.  In March 2009 the National Bureau of Statistics reported that consumer prices were 1.6% lower in February 2009 than a year earlier, the first decline since December 2002. Producer prices were also lower by 4.5% in February 2009 than a year earlier, after having shown annual increases as much as 10% as recently as summer of 2008.  While China has promised continued economic reform,  there can be no assurance that the reforms to China's economic system will continue or that there will not be changes in China's political, economic, and social conditions and changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Competition

We are a firm focusing on the marketing and distribution of energy efficient or environmentally friendly products in China. We believe that the professional reputations of our management, namely Allen Huie our Chief Executive Officer, Dr. Wan Chin Tang our Chief Technical Officer, and Tim Leung Wong our Financial Controller, and their numerous years of experience within China will assist us in securing products and clients. While we believe that our experience will support our marketing and distribution business, there are no restrictions or barriers which preclude other firms in the market. Distributors generally operate in a highly competitive market. We are subject to market driven competition from trading, marketing and distribution firms within China and from foreign firms seeking distribution agreements for energy efficient technologies. In addition, we will face competition from engineering service firms who may have technical knowledge or experience in energy efficient products or applications. Because the barriers to entry in our target markets are relatively low and the potential market is large, however, we expect continued growth in existing competitors and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do which may adversely affect our ability to compete with these competitors.  Moreover, for certain products or markets, we may face competitors who have obtained exclusive distribution agreements from product manufacturers or technology holders.  Such exclusivity will impede our ability to sign marketing and distribution agreements. As a result, there are no assurances we will ever effectively compete in our target markets.

Employees

As of March 15, 2009 we have 8 full time employees of which 3 are executives, and 5 are in sales and marketing, all based in our Hong Kong and Shanghai offices. We believe our employee relations to be good.

History of our company

We were incorporated on December 17, 1999 under the laws of the State of Florida under the name Capital Ventures Group IV, Inc., with an authorized capital consisting of 10,000,000 shares of Common Stock at a par value of $.001 per share. We were incorporated to engage in any lawful corporate undertaking, including, but not limited to providing business services and financing to emerging growth entities, and acquiring a Business Opportunity, as defined herein. We have been in the developmental stage since inception and have been inactive to date except for issuing shares to our shareholders and searching for a business opportunity to acquire. From inception to approximately April 2008, our founding shareholder made capital contributions as needed to pay certain debts and fund our minimal activities, which consisted of maintaining our company in good standing under the State of Florida and locating a Business Opportunity. On November 7, 2007, in connection with the change of control of our company as described below, we changed our name to China Renewable Energy Holdings, Inc. and increased the capital we are authorized to issues to 100,000,000 shares of Common Stock and 10,000,000 shares of "blank check" preferred stock. We changed our name to better describe our intended, but not exclusive, business focus. On November 8, 2007, our sole officer and director since inception resigned and Allen Huie was appointed as the Chief Executive Officer and sole director. The change in management occurred to better continue our intended business plan.

On April 24, 2008, we executed a Share Exchange Agreement with China Clean & Renewable Energy Limited, a Hong Kong company, and the shareholders of 100% of China Clean & Renewable Energy Limited's capital stock. At Closing, we issued 23,000,000 shares of our common stock, equal to 94% of the issued and outstanding shares of our common stock on the Closing Date, to the China Clean & Renewable Energy Limited Shareholders in exchange for 100% of the capital stock of our company.

China Clean & Renewable Energy Limited was incorporated on April 19, 2006 under the laws of Hong Kong under the name Sky Field Enterprises Limited. On March 12, 2007, China Clean & Renewable Energy Limited changed its name to China Clean & Renewable Energy Limited. Renewable Energy Enterprises (Shanghai) Company was registered (incorporated) on February 27, 2008 under the laws of the Peoples Republic of China.

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.

RISKS RELATING TO BUSINESS OPERATIONS

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED HISTORY OF OPERATIONS UPON WHICH AN EVALUATION OF OUR FUTURE PROSPECTS CAN BE MADE. WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

We began operations in April 2006 and our activities through December 31, 2008 were limited to the development of our business model and raising the initial capital to fund our early stage operations. From inception through December 31, 2008 we reported minimal revenues of $44,355.and a net loss of $520,471; of which, $27,213 attributed to losses in operations prior to the Share Exchange with China Clean & Renewable Energy Limited. Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods. As a result, unless we are able to generate recurring revenue in amounts sufficient to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses. It is possible that our business will not be successful and that we will be forced to cease operations in which event you could loose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For fiscal year ended December 31,2008 we reported revenues of $37,946, had a net loss of $447,278.We reported revenues of $6,409 for the fiscal year ended December 31, 2007 and a net loss of $32,767. The report of our independent public registered accounting firm on our financial statements for fiscal 2008 and 2007 raised substantial doubt about our ability to continue as going concern as a result of our net losses, cash used in operations and working capital deficit.

Our working capital was $175,498 at December 31, 2008 which is attributable to our capital raise during the first quarter of 2008. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

If our efforts to attract prospective clients to our company are successful, of which there are no assurances, it is likely that we will be required to increase our staff which will increase our operating expenses. These additional operating expenses may be incurred prior to our receipt of any corresponding revenues from services to clients which could render our Assumptions as to the sufficiency of our working capital incorrect. In that event, we may need to raise additional working capital to continue to implement our business model. The timing and amount of our future capital requirements, however, depend on a number of factors, including our operations, our ability to grow revenues, our ability to manage the growth of our business and our ability to control our expenses. If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company. In that event, it is unlikely our company will be a success and we could be forced to curtail some or all of our operations.

WE ARE REQUIRED TO CONTRIBUTE AN ADDITIONAL $800,000 TO THE REGISTERED CAPITAL OF OUR SUBSIDIARY, RENEWABLE ENERGY ENTERPRISES (SHANGHAI) COMPANY. IF WE FAIL TO MAKE THIS CONTRIBUTION, THE ABILITY OF THAT COMPANY TO CONTINUE ITS OPERATIONS WOULD BE IN JEOPARDY.

In accordance with the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, we are required to contribute the remaining $800,000 of registered capital to that company prior to February 2010. We do not presently have sufficient funds to make this capital contribution and will in all likelihood need to raise the capital prior to the due date of the contribution. If we should fail to make the capital contribution prior to the due date, our business registration for Renewable Energy Enterprises (Shanghai) Company will be revoked and all of its business operations will cease. Although the company is newly formed and does not presently represent a significant portion of our consolidated operations, should the business of Renewable Energy Enterprises (Shanghai) Company expand in the future it is possible that the loss of the ability to conduct business through this Chinese subsidiary could adversely impact our ability to generate revenues in future periods.

BECAUSE OF THE DEVELOPMENT STAGE NATURE OF OUR COMPANY AND THE LACK OF A LIQUID PUBLIC MARKET FOR OUR COMMON STOCK IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT SHAREHOLDERS.

Generally, small, development stage businesses such as ours which lack a liquid public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers in our capital raising efforts, in the event we should need to raise additional capital there are no assurances that we will be successful utilizing these existing sources. In such an event, we could be required to engage a broker-dealer to assist us in our capital raising efforts. Even if we are successful in finding a broker-dealer willing to assist us in raising capital, there are no assurances that the terms of financings offered by a broker-dealer will be as favorable as those we have offered our inventors to date. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company. In that event, it is unlikely our company will be a success and we could be forced to curtail some or all of our operations.

WE ARE A NEW COMPANY OPERATING IN AN EMERGING AREA AND THERE ARE NO ASSURANCES ANY CONSISTENT DEMAND FOR OUR SERVICES WILL DEVELOP.

We are a company focusing on the marketing and distribution of energy efficient or environmentally friendly products in China.  If we are unable to find products or technologies that are suitable for the market or are unable to find buyers for said products, we would be unable to generate enough revenues to fund our operating expenses or achieve profitability in which event we would be forced to cease operations.

WE ARE DEPENDENT ON OUR EXECUTIVE OFFICERS. THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our future success will be, to a certain extent, dependent upon the management, sales and marketing, and operational expertise of our executive officers Messrs. Huie, Tang and Wong. All of these individuals are located in our Hong Kong and or Shanghai China offices. Although our wholly-owned subsidiary has entered into employment agreements with these individuals, we do not have key man insurance on any of these individuals and there are no assurances that they will remain employed by us or devote sufficient time and attention to our operations. If we should lose the services of one or more of these individuals, our ability to implement our business model would be in jeopardy which would have a material adverse effect upon our business, financial condition, and results of our operations in future periods.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE THESE PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

If we are successful in implementing our business model it is likely we will need to hire additional staff. Competition for senior management personnel in the Peoples Republic of China is intense, the pool of qualified candidates in the Peoples Republic of China is very limited, and we may be unable to attract and retain high-quality personnel in the future. This failure could harm our future growth which could result in limiting our ability to generate revenues and achieve profitable operations in future periods.

RISKS RELATED TO DOING BUSINESS IN CHINA

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA OR HONG KONG BASED ON UNITED STATES OR OTHER FOREIGN LAWS.

Substantially all of our assets and operations are in China or Hong Kong. In addition, all of our officers and directors reside within China or Hong Kong. As a result, it may be difficult for our shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof. None of our officers or directors have agreed to accept service of process for any or all proceedings in the United States nor have any of our officers or directors agreed to accept or comply with any or all judgments of courts in the United States obtained against our company, our officers or our directors predicated upon the civil liability provisions of federal or state securities laws. Accordingly, even if a plaintiff was successful in bringing litigation against us, it is extremely unlikely such plaintiff would be able to enforce any judgment against us.

A SUBSTANTIAL PORTION OF OUR BUSINESS OPERATIONS AND CONSOLIDATED ASSETS ARE LOCATED IN THE PEOPLES REPUBLIC OF CHINA AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

Our business operations could be restricted by the political environment in the Peoples Republic of China. The Peoples Republic of China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the Peoples Republic of China may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the Peoples Republic of China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the Peoples Republic of China have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the Peoples Republic of China.

The future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in limitations on our ability to implement our business model. If we were to encounter any such limitations, it is possible that we could be forced to curtail some or all of our business in which event it is likely that you would lose your entire investment in our company.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH CHINESE COMPANIES MUST CONDUCT BUSINESS ACTIVITIES.

The Peoples Republic of China only recently has permitted provincial and local economic autonomy and private economic activities. The government of the Peoples Republic of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the Peoples Republic of China or particular regions thereof, which could affect our ability to conduct business in China and could require us to divest ourselves of any interest we then hold in our Chinese subsidiary.

ECONOMIC ACTIVITY IN CHINA MAY STAGNATE

In the period leading up to the first half of 2008, the Chinese economy experienced periods of rapid expansion and high rates of inflation.  During those past 10 years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%.  These factors have led to the adoption by the Peoples Republic of China government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  By the second half of 2008, however, the global financial crisis caused a severe contraction in Chinese exports and industrial production.  In response, the Chinese government announced a massive stimulus package to promote the Chinese economy.  There are no assurances that such measures will work and the economic activity in China may continue to stagnate for the future.  Any actions by the Peoples Republic of China government to either contain inflation or stimulate growth could have the effect of limiting out ability to grow our revenues in future periods.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The Peoples Republic of China government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the Peoples Republic of China. We anticipate that substantially all of our revenues will be received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing Peoples Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the Peoples Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the Peoples Republic of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Peoples Republic of China government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

CHINESE LAWS AND REGULATIONS GOVERNING RENEWABLE ENERGY ENTERPRISES (SHANGHAI) COMPANY'S BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH CHINESE LAWS AND REGULATIONS MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

China's legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing the enforcement and performance of contractual arrangements with customers in the event a dispute, as well as the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

China's regulations and policies with respect to foreign investments are evolving with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the Peoples Republic of China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO HOLDING OUR SECURITIES

OUR CORPORATE ACTIONS WILL SUBSTANTIALLY BE CONTROLLED BY THE TRUSTEES, WHICH INCLUDES THE WIFE OF OUR CHIEF EXECUTIVE OFFICER, OF THE ALLEN HUIE FAMILY TRUST

As of September 23, 2008, the Allen Huie Family Trust beneficially owns 13,662,000, shares of our common stock which represented 56% of our voting securities. Julie Yim G. Moy, the wife of our Chief Executive Officer Allen Huie, King Keung Moy and Debbie Moy are the trustees and each severally have voting and dispositive power of the shares beneficially owned by the Allen Huie Family Trust. Mr. Huie disclaims any beneficial ownership of the shares owned by the Allen Huie Family Trust. In addition, the Allen Tat Yan Huie Charitable Remainder Trust owns 8,321,800 or 34% of our issued and outstanding shares. The trustees of the Allen Tat Yan Huie Charitable Remainder Trust are Allen Huie and his wife Julie Yim G. Moy, which trustees each severally have voting and dispositive power of the shares owned by the Allen Tat Yan Huie Charitable Remainder Trust. As a result, the Allen Huie Family Trust, the Allen Tat Yan Huie Charitable Remainder Trust, and the trustees thereof, including the wife of our Chief Executive officer, are currently able to control matters such as electing directors and approving mergers or other business combination transactions. The Allen Huie Family Trust and the Allen Tat Yan Huie Charitable Remainder Trust interests may differ from other stockholders. It would be difficult for our shareholders to propose and have approved proposals not supported by the Allen Huie Family Trust. There can be no assurances that matters voted upon by the Allen Huie Family Trust will be viewed favorably by all shareholders of our company.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 , the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2007 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ended December 31, 2009. In addition, for our fiscal year ending December 31, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

YOU MAY FIND IT EXTREMELY DIFFICULT OR IMPOSSIBLE TO RESELL OUR SHARES. EVEN IF A PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE WILL EVER BE ANY LIQUIDITY IN OUR COMMON STOCK.

While our common stock is quoted on the OTC Bulletin Board, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment. In addition, the OTC Bulletin Board and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms. In addition, all the shares of common stock have not been registered under the Securities Act of 1933 or under the securities laws of any state or other jurisdiction. As a result, such securities can be transferred without registration under the Securities Act of 1933 or, if applicable, the securities laws of any state or other jurisdiction only if such registration is not then required because of an applicable exemption therefrom. Compliance with the criteria for securing exemptions under the Securities Act of 1933 and the securities laws of various states is extremely complex. Accordingly, an investment in our company is suitable only for persons who have no need for liquidity in the investment, and can afford to hold unregistered securities for an indefinite period of time.

IF A PUBLIC MARKET FOR OUR COMMON STOCK EVER DEVELOPS, TRADING WILL BE LIMITED UNDER THE SEC'S PENNY STOCK REGULATIONS, WHICH WILL ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK

In the event the trading price of our common stock is less than $5.00 per share, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company

ITEM 2.

PROPERTIES.

Our principal executive office is located temporarily in approximately 400 square feet of office space located at Rm 286, 2/F, Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong which we are leasing for approximately a three month period from an unrelated third party for approximately $1,900 a month which lease expires May 30, 2009. Our intention is to combine our operations with the operations of China Clean & Renewable Energy Limited in one, larger office space during the second quarter of 2009. We do not anticipate any difficulties in securing adequate office space.

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

None.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 13, 2008, our common stock has been quoted on the OTCBB under the symbol CREO. The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2008:
November 14, 2008 (commencement of quotation) through December 31, 2008	$-0-	$-0-

On March 30 2009, the last sale price of our common stock as reported on the OTCBB was $0.11. As of March 23, 2009, there were approximately 61record owners of our common stock.

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

In addition, because we are a holding company, any funds we would have available to pay dividends would be generated by our operations in China. The Peoples Republic of China regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Peoples Republic of China accounting standards and regulations.

Accordingly, it is unlikely that we will pay dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by shareholders:
2007 Stock Option and Stock Award Plan	0	$0
Plans not approved by shareholders	0	$0

A description of this plan is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were formed in December 1999. Prior to April 24, 2008, we were a shell company with no business operations.  On April 24, 2008, we executed and completed the transactions contemplated by the Share Exchange Agreement with China Clean & Renewable Energy Limited and its shareholders.  Pursuant to the share exchange, we issued 23,000,000 shares of our common stock, equal to 94% of the issued and outstanding shares of our common stock on the closing date, to the shareholders of China Clean & Renewable Energy Limited in exchange for 100% of the capital stock of that entity.

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

We are a holding company for China Clean & Renewable Energy Limited and all of our business is conducted in China Clean & Renewable Energy Limited and or Renewable Energy Enterprises (Shanghai) Company, Ltd, a wholly-owned subsidiary of China Clean & Renewable Energy Limited.  Through November 8, 2007, and while we were a shell company, our management paid various expenses on our behalf which were generally related to state filing and similar fees.  These expenses, which aggregate $7,420 through to the date we acquired China Clean & Renewable Energy Limited on April 24, 2008, have been considered a capital contribution.  In addition, on November 8, 2007, Mr. Huie, our chief executive officer, loaned us $10,000 in exchange for our promissory note in this amount at an interest rate of 7% which was originally due and payable on November 8, 2008 and has been extended to November 8, 2009.

China Clean & Renewable Energy Limited, our wholly-owned subsidiary, was formed in the second quarter of 2006 and it remains a development stage company.  During the balance of 2006 through December 31, 2008 its activities were primarily related to the development of its business plan, including the early stage marketing of its services, as well as raising its initial capital.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $520,471 from inception through December 31, 2008.  As a result, our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $600,000 from the sale of our securities during 2008 and our cash on hand at December 31, 2008 was $223,263, our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Business

We are a development stage company whose focus is the marketing and distribution of energy efficient and environmentally friendly products in China.  In accordance with China’s 11th five year plan enacted in 2006, China set forth an ambitious target to reduce energy consumption levels by 20%.  As a result, companies from all industries are looking for ways to lower energy consumption and be more environmentally friendly with respect to products and markets.  Our business is to seek out products that have unique technologies that make their products more energy efficient or more environmentally friendly, and distribute such products in the China market and globally.  Products may be based on technologies from China or worldwide.  Typically, such products will be manufactured in China because of China’s lower cost manufacturing infrastructure and such products will be sold or distributed both in the domestic Chinese market and for export globally.

Initially, our business model was primarily focused on providing consultancy and advisory services to clients in addition to our marketing and distribution efforts.  The consultancy and advisory services we were seeking to offer were focused on the development of Clean Development Mechanism (CDM) projects in China, which provided credits that could be sold or traded pursuant to the structures set forth in the Kyoto Protocol, as well as the development of energy efficiency projects in China, which did not generate tradable carbon credits, but were nonetheless energy efficient or conservational and positive for the environment in keeping with China's National Action Plan on Climate Change.

Despite the efforts of our management, during 2008 we were unable to secure any consultancy or advisory agreements or related business.  We believe that the global economic turmoil, combined with suddenly fallen oil prices, as well as delays in carbon credit approvals negatively affected CDM-based renewable energy projects in China.  As a result, many projects have been abandoned or delayed.  As we do not envision any quick turnaround in these underlying factors, in December 2008 we have decided to focus our efforts and resources on the marketing and distribution of energy efficient and environmentally friendly products in the China market and globally.  We continue to monitor the potential market for our consultancy and advisory services as we believe there may be many changes on the horizon which could positively impact the market for these services.  For example, the Obama administration is seeking to include a cap and trade mechanism in the United State’s energy policy as well as signaling a readiness to engage in post Kyoto Protocol talks.  While we believe that these policy changes may lead to a renewed push in carbon credit consultancy in future years, we are unable to predict at this time when market conditions may improve to a level that will cause us to renew our activities related to our consultancy and advisory business.

Our business plan is to build our network, reputation, and contacts, both with prospective clients as well as with government officials and regulators.  In pursuit of these objectives, in 2008, China Clean & Renewable Energy Limited became a Founding Member, along with 20 other founding members, of the Penn-Tsinghua University TC Chan Center for Building Simulation and Energy Studies, a joint center between the University of Pennsylvania in the U.S.A. and Tsinghua University in China. The cost for this membership is $15,000 per year. The Center focuses on research and development of energy efficient products and processes related to the building industry.  Other founding members include United Technologies Research Center, Skidmore Owings & Merrill LLP, Turner Construction Company, Dow Building Solutions, Gehry Technologies, and MTR Corporation. Our management believes that the association with the Center can provide opportunities from client referrals, as well as access to leading energy efficiency technologies out of such universities.

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

We do not have a history of operations upon which an analysis of our future outlook can be made.  We face all of the risks inherent to a new business.  Our ability to generate revenues during the balance of 2009 and beyond is dependent upon our ability to secure clients for our services and to provide those services to a level which is not only satisfactory to our clients but which generates sufficient revenues to pay our operating expenses.  Our ability to secure clients is greatly dependent upon our reputation and past successes.  Because we are a new company seeking to operate in a highly competitive market, we are materially dependent upon the professional reputations and business associations of our management.  While we believe that prospective clients will find the experience and professional reputations of our management offset to an extent the development stage nature of our company, there are no assurances we are correct.

For 2008, we chose to (1) pursue only one product manufacturer, which manufactured an air purification technology, the NCCO (Nano Confined Catalytic Oxider); and (2) study (or test the market) the possibility of pursuing a MB Series resin product that is produced by Chevron Phillips Chemicals (China) Co., Ltd. discussed below.  For 2009, while we are open to studying and pursuing other technologies or products, since we are limited by our resources, both in staffing of which we have 8 employees as well as financial, we will very likely only be able to focus our resources on (1) implementing the NCCO technology and (2) continue testing and, if possible, distribution of the MB Series resins.

We generated minimal revenues within our marketing and distribution division during the year ended 2008 in the amount of $6,866 from the sale of an air purification product manufactured by our client and $31,080 from the resale as a wholesaler of a resin product we purchased from the manufacturer for test marketing purposes.  Cost of sales was incurred in connection with our marketing and distribution division and included (1) the cost of air purification products we provided to potential customers, many of which were provided at no cost or at cost to conduct testing and trials of the product in an effort to market the product and (2) the cost of the resin product we resold to a third party.   Prospective customers include distributors in China and Hong Kong, and potential end users such as schools and hotels.

We anticipate that our cash needs to fund our marketing efforts and pay our operating expenses for 2009 will be approximately $380,000. During this period, our marketing efforts are anticipated to include meetings with prospective clients which have been identified utilizing the professional contacts of Mr. Huie and other members of our management.  We have budgeted approximately $40,000 for travel and entertainment expenses we expect to incur in these marketing efforts.  We have also budgeted funds for our operating expenses, including salaries, travel and entertainment, professional fees and general overhead expenses which are estimated to be approximately $340,000 during 2009.  We believe that our cash on hand and revenues generated in 2009 will be sufficient to satisfy our cash needs for the balance of 2009.  If we are unable to generate revenues in 2009 or  are not sufficient to satisfy our anticipated operating expenses or our estimates are incorrect, as described later in this section we may be required to raise additional capital to fund our operating expenses until such time, if ever, that our revenues are sufficient to sustain our operations.  If we should be unable to raise capital as needed, it is possible that we could be forced to cease some or all of our operations in which event it is likely that you could lose your entire investment in our company.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For 2008 we reported revenues of $37,946 as compared to $6,409 for 2007.  The revenue in 2007 was that of China Clean & Renewable Energy Limited and was attributable to a consulting agreement which was non-recurring. In 2008 we generated revenues in the amount of  $6,866 from the sale of an air purification product manufactured by our client and $31,080 from the resale as a wholesaler of a resin product we purchased from the manufacturer for test marketing purposes, both of which are attributed to sales within our marketing and distribution division. We did not have any comparable revenues in 2007.

Our cost of sales for 2008 was $33,488 compared to -0- for 2007. The increase in cost of sales is directly related to our increase in revenues.  In addition, cost of sales represented approximately 88% of revenues as a result of the Company providing the air purification product to potential customers at no cost or at cost to conduct tests and trials in an effort to market the product.

Our total operating expenses for 2008 increased $413,049, or approximately 1,055%, from the comparable period in 2007.  Our operating expenses include professional fees, which includes legal, accounting and consulting fees, salary expense and general and administrative expenses.

Our professional fees for 2008 increased by $183,036, or approximately 888%, from 2007.  Included in the amounts paid in 2008 are one-time expenses related to our acquisition of China Clean & Renewable Energy and non-recurring legal and accounting expenses related to a private financing and a registration statement we filed with the Securities and Exchange Commission for which there were no comparable expenses in 2007.  Professional fees in 2008 also included $45,000 paid to a related party under the terms of a one year consulting agreement entered into in November 2007 to provide strategic and financial consulting services to us. The consulting agreement expired in November 2008. In addition, professional fees include fees related to the incorporation of China Clean & Renewable Energy Limited. Renewable Energy Enterprises (Shanghai) Company $8,333), and tax and financial reporting and Declaration fee for China Clean & Renewable Energy Limited ($13,582). During the year ended December 31, 2007 professional fees included legal preparation of our registration statement on Form 10 and consulting under the one year agreement described above.

Salary expense in 2008 includes compensation payable to an executive officer as well as five sales and marketing employees hired during the year.  In addition, in 2008 two of our executive officers, Mr. Huie and Dr. Tang, waived an aggregate of $44,128 in compensation accrued in 2008 and this amount is reflected as an increase in paid-in capital.

General and administrative expenses increased $96,394, or approximately 520%, in 2008 from 2007, and reflect the development of our company during 2008.  Principal components of general and administrative expenses in 2008 were rent (approximately $17,100), travel and entertainment associated with our sales and marketing (approximately $51,200), marketing and advertising, including sponsorship fees for the Modern Energy Conference in Jackson Hole, Wyoming and testing fees (approximately $15,000) and $8,479 in filing fees related to transfer agent and edgarizing services.

During 2009 we anticipate that our general and administrative expenses will continue to increase substantially as we continue to market our services and implement our business plan.  We also anticipate that we will relocate our principal offices to larger space prior to the expiration of our current lease in May 2009 which will in all likelihood result in an increase in our rent expense during the last half of 2009. Overall, however, we are not presently able to quantify the amount of increased operating expenses during 2009 due to the uncertainties related to the actual level of our operations given our development stage.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2008, we had working capital of $175,498 as compared to a working capital deficit of $4,053 at December 31, 2007. Principal changes in our balance sheet at December 31, 2008 from December 31, 2007 include:

•

cash increased by approximately $205,000 as a result of proceeds from the sale of our common stock, net of cash used during the period,

•

deposits and accounts receivable increased by approximately $8,800 which reflects the development of our operations during 2008,

•

deferred charges were $33,540 in 2008 as compared to $0 in 2007. The deferred charges in 2008 include prepayment for transfer agent fees ($20,000), rent ($3,483), travel ($1,465), and acquisition of company vehicle ($5,129),

•

deferred financing fees, which represents expenses associated with our February 2008 to April 2008 offering of common stock, decreased by $3,361 as a result of the completion of that offering, and

•

accrued expenses increased by approximately $56,600 and primarily represents accrued professional fees, stamp duty tax on share expense and a provision for travel expenses.

Net cash used in operating activities for 2008 was $451,118 as compared to $19,923 for 2007.  During 2008, we used cash to fund our net loss primarily offset by increases in accounts receivable, prepaid expenses, accrued expenses and accounts payable. During 2007 we used cash to fund our net loss which was primarily offset by increases in prepaid expenses and deferred financing fees and a reduction in accounts payable.

Net cash used in investing activities for 2008 was $8,211, which represented purchases of fixed assets, as compared to $10 during 2007.

Net cash provided by financing activities for 2008 was $664,605, which represented proceeds to us from the sale of our securities, as compared to $37,900 for 2007 which represents proceeds to us from the sale of securities and a note payable from a stockholder.

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

Please see our financial statements beginning on page F-1 of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2009, China Renewable Energy Holdings, Inc. dismissed Webb & Company, P.A. as its independent registered public accounting firm and on February 2, 2009 engaged Deleon & Co., P.A. as our independent registered public accounting firm.  Webb & Company, P.A. audited our financial statements for the periods ended December 31, 2007 and 2006.  The dismissal of Webb & Company, P.A. and the engagement of Deleon & Co, P.A. were approved by our Board of Directors on January 23, 2009.  Webb & Company, P.A. did not resign or decline to stand for re-election.

Neither the report of Webb & Company, P.A.'s dated February 28, 2008, except for Note 8, to which the date is April 24, 2008 and Note 3, to which the date is September 24, 2008, on our balance sheets as of December 31, 2007 and 2006 and the related combined statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006 (Restated) and the period December 17, 1999 (Inception) to December 31, 2007 (Restated) nor the report of Webb & Company, P.A. dated November 14, 2007, except for Note 5(E), to which the date is November 16, 2007, on our balance sheets as of December 31, 2006 and 2005 and the related statement of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and the period December 17, 1999 (Inception) to December 31, 2006) contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such report raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding  the date of dismissal of Webb & Company, P.A. as our independent registered public accounting firm we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Webb & Company, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During our two most recent fiscal years and the subsequent interim period prior to retaining Deleon & Co., P.A. (1) neither we nor anyone on our behalf consulted Deleon & Co., P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-B, and (2) Deleon & Co., P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Allen Huie	50	Chairman of the Board, Chief Executive Officer and Secretary
Chin Wan Tang	48	Vice President and Chief Technical Officer
Tim Leung Wong	54	Vice President and Financial Controller

Allen Huie. Mr. Huie has served as a director, Chief Executive Officer and Secretary of our company since November 8, 2007. Mr. Huie is also the co-founder and has been President and Chief Executive Officer of China Clean & Renewable Energy Limited since September 2006. Mr. Huie is an investment banker and private equity investor in the greater China region. Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan. From August 2005 to present Mr. Huie has been an advisor for AIP Strategic Investments Ltd. Which invests in and operates retail outlets in Southern China that mainly sell herbal tea. From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the company in its principal business of providing on-line hotel and air travel bookings throughout China.

Prior to Bizexpress, Mr. Huie was Managing Director and head of investment banking for Salomon Brothers in Asia, where he was responsible for Salomon's business in Asia. Mr. Huie started his investment banking career with Salomon in New York in 1985 and helped Salomon expand its business in Tokyo, Hong Kong, and China for over 13 years. While at Salomon, Mr. Huie specialized in corporate finance and M&A. Mr. Huie received his BA in Economics from the College of Arts and Sciences at the University of Pennsylvania in 1980, his BSE in Finance from the Wharton School at the University of Pennsylvania in 1980, and his JD in Law from the University of Pennsylvania Law School in 1983. Mr. Huie was also a Senior Fellow at the UCLA School of Public Policy in 1998.

Dr. Wan (Stanley) Chin Tang. Dr. Tang has served as Vice President and Chief Technical Officer of our company since April 24, 2008 and has been Chief Technical Officer and an Executive Director of China Clean & Renewable Energy Limited since September 2006. Prior to joining China Clean & Renewable Energy Limited, from April 2006 to July 2006, Dr Tang was Senior Economist for the

China Water Affairs Group Limited (CWAF), a Hong Kong listed company that operates more than 10 water supply plants in China. Prior to CWAF, from June 2003 to March 2006, Dr. Tang was Development Director of Envirochem Industries Limited, an environmental consulting firm in Hong Kong, General Manager from September 2001 to May 2003 of the Environmental Division of Kong Sun Holdings Ltd, a Hong Kong listed company, and Deputy Managing Director of Foshan Fa Lee Environmental Protection Tableware Co., Ltd ,an environmental products manufacturing company in China, from June 2000 to August 2001. Dr. Tang holds a Ph.D. and a M.S. in Industrial Engineering and

Operations Research from Virginia Polytechnic Institute and State University (1986 - 1995), and a B.S. in Mechanical Engineering from the University of Tennessee at Knoxville (1983).

Mr. Tim Leung Wong. Mr. Wong has served as Vice President and Financial Controller of our company since April 24, 2008 and has been Financial Controller of China Clean & Renewable Energy Limited since March 2008. Mr. Wong has the professional accounting qualifications of AHKICPA, and FCCA from Hong Kong and England. From May 2005 to March 2008, Mr. Wong was Financial Controller of Team Gain International Limited where he was responsible for supervising the financial operations of the company. From April 2004 to May 2005, Mr. Wong was a non-executive Director and financial consultant to Asia Pacific Wire and Cable Corp., a subsidiary of Pacific Electric Wire & Cable, a NYSE listed company. From December 2003 to April 2004, Mr. Wong was a self employed independent financial controller consultant for Pacific Wire & Cable Corporation Limited (OTCBB:AWRCF). From 2000 to December 2003, Mr. Wong worked as Financial Controller for Pacific Overseas Investment Management, Ltd. a HKEX listed subsidiary of Pacific Wire & Cable Corporation Limited. At Pacific Overseas, Mr. Wong was responsible for internal audit, financial compliance, tax and corporate planning as well as project review for the firm's operations. From June 1998 to November 1999 Mr. Wong was Financial Controller of ThermoQuest (Hong Kong) Limited, where he was responsible for financial and administrative control and from April 1997 to May 1998 he was Group Financial Controller to China Singkong Group, where he supervised all financial operations. Mr. Wong received his BSC Degree from Queen Mary College, University of London in 1979.

Each officer listed above is a full time employee of our company.

Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are at the discretion of the Board.

There are no family relationships among directors and executive officers. In the last five years, no director, executive officer, promoter or control person of our company has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to China Renewable Energy Holdings, Inc., Attention: Secretary.

Committees of the Board of Directors

Our Board of Directors has established a Nominating and Corporate Governance Committee, Compensation Committee and an Audit Committee. From time to time, the Board of Directors may establish additional committees.

Audit Committee. We have an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on November 7, 2007. The Audit Committee is presently composed of Mr. Huie who will serve as the Chairman of the Audit Committee.

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and makes recommendations to the Board of Directors with respect to:

•

the responsibilities and functions of the Board and Board committees and with respect to Board compensation,

•

the composition and governance of the Board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the Board,

•

candidates for election as Chief Executive Officer and other corporate officers,

•

monitoring the performance of the Chief Executive Officer and our plans for senior management succession,

•

reviewing and recommending the policies and procedures necessary for the effective management of our company, and

•

compliance with all Securities and Exchange Commission rules and regulations.

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

Independent Directors

We currently have no directors on our Board of Directors who are "independent" within the meaning of Marketplace Rule 4200 of the Financial Regulatory Industry Association (FINRA).

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

Audit Committee Financial Expert

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2008.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Allen Huie 1	2008	4,872	0	0	0	0	0	0	4,872
	2007	0	0	0	0	0	0	0	0

Peter Goldstein 2	2007	0	0	0	0	0	0	0	0

1

Mr. Huie has served as our Chief Executive Officer since November 8, 2007. For the year ended December 31, 2008, Allen Huie waived compensation due under his employment agreement in the amount of $34,322

2

Mr. Goldstein served as our Chief Executive Officer from our inception in December 1999 until November 8, 2007.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2007 or 2008, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Allen Huie	0	0	0	-	-	0	-	0	-

Director Compensation

Mr. Allen Huie is currently the only member of our Board of Director. Mr. Huie did not receive any compensation in 2008 solely related to his services as a director.

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

During fiscal 2008, we did not grant any options under the plan.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

China Clean & Renewable Energy Limited has entered into an employment agreement with Mr. Huie, Mr. Wong and Dr. Tang. On March 15, 2008, with employment to commence May 15, 2008, China Clean & Renewable Energy Limited entered into an employment agreement with Mr. Wong to serve as Vice President and Financial Controller. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Mr. Wong shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Mr. Wong is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

On March 15, 2008, with employment to commence June 1, 2008, China Clean & Renewable Energy Limited entered into an employment agreement with Dr. Tang to serve as Vice President and Chief Technical Officer. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Dr. Tang shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Dr. Tang is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

On March 15, 2008, with employment to commence May 1, 2008, China Clean & Renewable Energy Limited entered into an employment agreement with Mr. Huie to serve as President and Chief Executive Officer. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Mr. Huie shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Mr. Huie is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

At December 31, 2008 we owed Allen Huie and Dr. Tang, , $34,322 and $9,806, respectively, of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. On March 26, 2009, the Company, Mr. Huie and Dr. Tang entered into an agreement whereby the executive officers forgave this amount which will be treated as a contribution to the capital of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2009, there were 24,580,000 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2009 by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

our executive officers, directors and director nominees as a group.

Unless otherwise indicated, the address for each person is Rm 286, 2/F, Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage Of Class

Allen Huie (1)(2)(4)	8,321,800	33%

Wan Chin Tang(4)	230,000	*

Tim Leung Wong(4)	166,000	*

All officers and directors as a group (three persons)(1)(2)(3)(4)	8,717,800	35%

Allen Tat Yan Huie Charitable Remainder Trust (1)(4)	8,321,800	33%

Allen Huie Family Trust (2)(4)(5)	13,662,000	56%

Julie Yim G. Moy (3)(4)(5)	21,983,800	89%

* less than 1%

(1)

Includes 8,321,800 shares held by Allen Tat Yan Huie Charitable Remainder Trust. Allen Huie and Julie Yim G. Moy, spouse of Allen Huie our chief Executive officer, are the trustees and each exercise voting control and dispositive power over all of the shares beneficially owned by Allen Tat Yan Huie Charitable Remainder Trust.

(2)

Julie Yim G. Moy, the spouse of Allen Huie our Chief Executive Officer, King Keung Moy, and Debbie Moy are the trustees and each exercise voting control and dispositive power over all of the shares beneficially owned by the Allen Huie Family Trust. Allen Huie disclaims any beneficial ownership of the shares of the Allen Huie Family Trust.

(3)

Includes shares beneficially owned by the Allen Huie Family Trust and the Allen Tat Yan Huie Charitable Remainder Trust which trusts Julie Yim G. Moy acts as trustee, along with other trustee as described under footnotes (1) and (2) above. Julie Yim G. Moy is the spouse of Allen Huie our Chief Executive Officer.

(4)

No shareholder owns any options, warrants, securities convertible into shares of common stock or the right to acquire our securities within 60 days from the date of this prospectus.

(5)

These trusts were established by Mr. Huie for the benefit of his family. None of these trusts are "voting trusts" which were established for the purpose of cumulating votes or other similar purposes.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Contributions from Shareholder

During November 2007, and in connection with the appointment of Mr. Huie as our Chief Executive Officer and Chairman, our president and sole shareholder at the time, Mr. Goldstein, contributed 500,000 shares of common stock back to our company for no consideration. Mr. Goldstein agreed to the cancellation of the shares to reduce the total number of issued and outstanding shares in line with the agreement of Messrs. Goldstein and Huie as to the capital structure of our company going forward. In connection with the Exchange Transaction, our Chief Executive Officer and Chairman, Mr. Huie, contributed 15,000,000 shares of common stock to our company for no consideration. As part of the Exchange Transaction, Mr. Huie determined to contribute the shares back to us to recapitalize our company going forward. The shares 500,000 shares and 15,000,000 shares were cancelled by us upon receipt.

In-Kind Contribution from Shareholders

Since our inception on December 17, 1999 through November 2007 while we were a shell company, our founder and sole shareholder at the time, Mr. Goldstein, paid an aggregate of $7,420 on our behalf as additional capital contributions to pay operating expenses.

Loan from Officer

On November 8, 2007, Allen Huie loaned us $10,000 for working capital and we issued Mr. Huie a unsecured promissory note in the principal amount of $10,000 in connection therewith. The promissory note bears interest at 7% per annum payable on maturity. The note was originally due on November 8, 2008 and has been extended to November 8, 2009.

Agreement with Grandview Capital, Inc.

We have entered into an agreement with Grandview Capital, Inc. for strategic and financial consulting services. Grandview Capital, Inc. is a broker-dealer and member of the Financial Industry Regulatory Association (FINRA). The following are the financial consulting and investment banking services it provided to us in 2007 and is providing to us in 2008:

•

Assist in the ongoing review and adjustment of our strategic plan for the growth of the company's business and for raising capital. For example, Grandview Capital, Inc. will assist us in analyzing the level of our operations and our near and mid-term prospects for generating revenue from our operations as it relates to our future capital needs,

•

Assist in developing a capital structure plan for stages of capital infusion with valuations for each stage. These services could include Grandview Capital advising our management on offering structures, such as equity or convertible debt, as well as evaluating internal valuations structures as our business further develops,

•

Facilitate, coordinate and manage projects on our behalf with professionals:

-

Accountants - Auditors

-

Attorneys - Corporate and Securities

-

Market Makers - Broker Dealers

-

Projects outsourced to Professionals

•

Assist in reviewing our business plan on a quarterly basis and assisting us in the preparation of an updated business plan together with assisting us in evaluating industry competition and potential markets,

•

Assist in developing and implementing a viable exit strategy for the shareholders as a publicly traded company with an initial quotation of the company's shares on the OTCBB,

•

Assist in identifying, negotiating, and finalizing strategic relationships, such as relationships with other broker-dealers or investment bankers, investor relations firms and potential market makers for our common stock, and

•

Assist in merger and acquisition transactions (identify candidates, negotiate terms and assist in closing).

Mr. Peter Goldstein who served as our Chief Executive Officer, sole officer and sole director from incorporation of the company on December 17, 1999 through November 8, 2007 and currently owns 500,000 shares of our common stock, is the Chairman of Grandview Capital, Inc., a wholly owned subsidiary of Grandview Capital Partners, Inc. Under this agreement, Grandview Capital, Inc. we paid Grandview Capital Partners, Inc. $55,000 in compensation for consulting fees.

Subscriptions Receivable from China Clean & Renewable Energy Limited's founders

In connection with the formation of China Clean & Renewable Energy Limited, the founders were required to contribute capital to China Clean & Renewable Energy Limited. As of December 31, 2007 the amount owing from the founders for subscriptions receivable was $109,712. As of March 31, 2008, all amounts were paid by the founders.

Office lease

From September 1, 2001 to August 31, 2008, China Clean & Renewable Energy Limited leased office space located in approximately 200 square feet at Room 286, 2nd Floor, Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong from Quantplus Investments, Ltd, an asset management company 40% owned by Mr. Huie for approximately $200 a month.

Director Independence

Mr. Huie, our sole director, is not considered an "independent" director.

General

We believe, based on management's experience, that the above transactions are as fair as what could have been obtained from unaffiliated third parties and contain terms that were comparable to the terms we would have received from unaffiliated third parties. All future transactions with affiliates of the issuer, including 5% or greater shareholders are to be as fair as what could have been obtained from unaffiliated third parties and on terms no less favorable than could be obtained from an unaffiliated third party.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2007 and Deleon & Co. P.A served as our independent registered public accounting firm for fiscal 2008.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2008 and fiscal 2007.

	Fiscal 2008	Fiscal 2007

Audit Fees	$42,014	$4,900
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$42,014	$4,900

Audit Fees — This category includes the audit of our annual financial statements, and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our registration statements on Form 10-SB and S-1 and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal year 2007 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Description of Document
2.3

Share Exchange Agreement by and among China Renewable Energy Holdings, Inc., China Clean & Renewable Energy Limited and the Shareholders of China Clean & Renewable Energy Limited dated April 24, 2008(1)

3.1(a)	Articles of Incorporation(2)
3.1(b)	Articles of Amendment to the Articles of Incorporation filed November 7, 2007(2)
3.2	By-Laws(2)
10.1	Promissory Note dated November 8, 2007 to Allen Huie(2)
10.2	2007 Stock Option and Stock Award Plan(2)
10.3	Form of Subscription Agreement for the February through April 2008 offering(4)
10.4	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Allen Huie(4)
10.5	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Tim Leung Wong(4)
10.6	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Wan Chin Tang(4)
10.7	Agreement by and between China Clean & Renewable Energy, LTD and China Energy Conservation and Environmental Protection Technology Investment LTD dated September 1, 2007(4)
10.8	Agreement by and between China Renewable Energy Holdings, Inc. and Grandview Capital, Inc. dated November 16, 2007(4)
10.9	Consultancy Agreement for Nano-Confined Catalytic Oxidation (NCCO) Air Sterilizing/Deodorizing System between RHT Limited and China Clean & Renewable Energy Limited(4)
10.10	Lease for principal offices(5)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of the registrant (3)
23.1	Consent of Webb & Company, P.A.*
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal accounting and financial officer *
32.1	Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*
*	filed herewith

(1)	Incorporated by reference from the Current Report on Form 8-K filed on April 24, 2008.
(2)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 000-52918, filed November 19, 2007.
(3)	Incorporated by reference to the registration statement on Form S-1, SEC File No.150544, filed April 30, 2008.
(4)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 1, SEC File No.150544, filed July 7, 2008.
(5)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 2, SEC File No.150544, filed August 25, 2008.
(6)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RENEWABLE ENERGY HOLDINGS, INC.
By: /s/ Allen Huie
Allen Huie, Chief Executive Officer, director, principal executive officer and principal accounting and financial officer
Date: March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie Allen Huie	Chief Executive Officer and Chairman of the Board, principal executive officer and principal accounting and financial officer	March 31, 2009

CHINA RENEWABLE ENERGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 30, 2009

To the Board of Directors and Stockholders’ of

  China Renewable Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 2008, and the related statement of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. China Renewable Energy Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders’ equity, and cash flows for the period from December 17, 1999 (inception) to December 31, 2008 include amounts for the period from December 31, 1999 (inception) to December 31, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period December 17, 1999 through December 31, 2007 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DE LEON & COMPANY, P.A.

Pembroke Pines, Florida

March 30, 2009

MEMBER: FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	BOARD CERTIFIED IN BUSINESS APPRAISALS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	CERTIFIED MANAGEMENT ACCOUNTANT
INSTITUTE OF MANAGEMENT ACCOUNTANTS	CERTIFIED IN FINANCIAL MANAGEMENT
INSTITUTE OF FRAUD EXAMINERS	MASTERS IN BUSINESS ADMINISTRATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Renewable Energy Holdings, Inc.

We have audited the accompanying combined balance sheets of China Renewable Energy Holdings, Inc. and China Clean & Energy Limited as of December 31, 2007, and the related combined statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2007 and the period December 17, 1999 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the combined financial position of China Renewable Energy Holdings, Inc. and China Clean & Energy Limited as of December 31, 2007 and the results of its combined operations and its cash flows for the year ended December 31, 2007 and the period December 17, 1999, (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations and has a net loss of $45,980 from inception, a working capital deficiency of $4,053 and used cash in operations of $19,923 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

February 28, 2008

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Balance Sheets

	As of	As of
	December 31, 2008	December 31, 2007
	(Consolidated)	(Combined)
ASSETS
Current Assets
Cash	$223,263	$17,987
Deposits	5,546	-
Accounts receivable	3,225	-
Deferred charges	33,540	9,957
Deferred financing fees	-	3,361
	265,574	31,305

Fixed Asset
Computer equipment	8,349	-
Total Assets	$273,923	$31,305

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts Payable	$22,774	$25,201
Note payable-stockholder	10,000	10,000
Accrued Interest	800	157
Accrued Expenses	56,502	-
	90,076	35,358

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 24,580,000 and 39,300,000 shares issued and outstanding, respectively	24,580	39,300

Additional paid-in capital	684,483	113,124
Subscription receivable	(5,907)	(110,512)
Other comprehensive income	1,162	15
Deficit accumulated during the development stage	(520,471)	(45,980)
Total Stockholders' Equity (Deficiency)	183,847	(4,053)
Total Liabilities and
Stockholders' Equity (Deficiency)	$273,923	$31,305

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Statement of Operations

			For the Period from
			December 17,1999
	For the years ended December 31		(Inception) to
	2008	2007	December 31,2008
	(Consolidated)	(Combined)	(Consolidated)
Revenue	$37,946	$6,409	$44,355

Cost of Revenue	(33,488)	-	(33,488)

Gross Profit	4,458	6,409	10,867

Operating Expenses
Professional fees	203,644	20,608	235,545
Salary Expense	133,619	-	134,628
General and administrative	114,936	18,542	161,602
Total Operating Expenses	452,199	39,150	531,775

Loss from Operations	(447,741)	(32,741)	(520,908)

Other Income(loss)	68	-	68

Interest Income	1,127	29	1,156
Interest Expense	(732)	-	(732)
Total other income(loss)	463	29	492

Net loss before provision for Income taxes	(447,278)	(32,712)	(520,416)

Provision for Income Taxes		(55)	(55)

Net Loss	$(447,278)	$(32,767)	$(520,471)

Net Loss Per Share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	22,204,658	24,300,000

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)

For the period from December 17, 1999 (Inception) to December 31, 2008

	Blank check Preferred Stock $0.001 Par Value			Common Stock $0.001 Par Value				Additional Paid-in Capital		Subscription Receivables		Other Comprehensive Income		Deficit Accumulated During Development Stage		Total Stockholders Equity (Deficiency)

	Number of
	Shares		Amount	Shares		Amount
Balance December 17, 1999 (Inception)		$			$		$		$		$		$		$
Common stock issued to founders for
cash ($0.001 per share)				1,000,000		1,000		-		-				-		1,000
In-kind contribution	-		-	-		-		5,970		-				-		5,970
Net Loss for the period
December 17, 1999 (Inception to
December 31, 1999)	-		-	-		-		-		-				(6,970)		(6,970)
Balance December 31, 1999				1,000,000		1,000		5,970						(6,970)		-

In-kind consideration	-		-	-		-		150		-				-		150
Net Loss, 2000	-		-	-		-		-		-				(150)		(150)
Balance December 31, 2000	-			1,000,000		1,000		6,120						(7,120)		-

In-kind consideration	-		-					150								150
Net Loss, 2001	-		-											(150)		(150)
Balance December 31, 2001	-		-	1,000,000		1,000		6,270						(7,270)		-

In-kind consideration	-		-	-		-		150		-				-		150
Net Loss, 2002	-		-	-		-		-		-				(150)		(150)
Balance December 31, 2002	-			1,000,000		1,000		6,420						(7,420)		-

In-kind consideration	-		-	-		-		150		-				-		150
Net Loss, 2003	-		-	-		-		-		-				(150)		(150)
Balance December 31, 2003	-		-	1,000,000		1,000		6,570						(7,570)		-

In-kind consideration	-		-	-		-		150		-				-		150
Net Loss, 2004	-		-	-		-		-		-				(150)		(150)
Balance December 31, 2004	-		-	1,000,000		1,000		6,720		-				(7,720)		-

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)

For the period from December 17, 1999 (Inception) to December 31, 2008    (Continued)

	Blank check Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in Capital	Subscription Receivables	Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficiency)

	Number of
	Shares	Amount	Shares	Amount

In-kind consideration	-	-	-	-	550	-		-	550
Net Loss, 2005	-	-	-	-	-	-		(550)	(550)
Balance December 31, 2005	-	-	1,000,000	1,000	7,270	-		(8,270)	-

In-kind consideration	-	-	-	-	150	-		-	150
Stock issued for cash			230,000	230	1,056	(578)			708
Foreign currency translation gain							5		5
Net Loss, 2006	-	-	-	-	-	-		(4,943)	(4,943)
Comprehensive loss									(4,938)

Balance December 31, 2006, combined	-	-	1,230,000	1,230	8,476	(578)	5	(13,213)	(4,080)

Stock issued for cash			22,770,000	22,770	104,148	(109,134)			17,784
Stock issued for cash	-	-	15,000,000	15,000	-	-		-	15,000
Stock issued for cash	-	-	800,000	800	-	(800)		-	-
Cancellation and retirement of shares	-	-	(500,000)	(500)	500	-		-	-
Foreign currency translation gain						-	10	-	10
Net loss, 2007	-	-	-	-	-	-		(32,767)	(32,767)
Comprehensive loss									(32,757)

Balance, December 31, 2007, combined	-	-	39,300,000	39,300	113,124	(110,512)	15	(45,980)	(4,053)

Cancellation and retirement of shares	-	-	(15,000,000)	(15,000)	15,000	-		-	-
Stock issued for cash	-	-	280,000	280	556,359	-		-	556,639
Cash received from stockholders						104,605			104,605
Pre acquisition net loss	-	-	-	-	-	-		(27,213)	(27,213)
Foreign currency translation gain							1,147		1,147
Net loss, 2008	-	-	-	-	-	-		(447,278)	(447,278)
Comprehensive loss									(446,131)

Balance, December 31, 2008, Consolidated	-	$-	24,580,000	$24,580	$684,483	$(5,907)	$1,162	$(520,471)	$183,847

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Statement of Cash Flows

			For the Period from
	For the years ended December 31		December 17, 1999
	2008	2007	(Inception) to
	(Consolidated)	(Combined)	December 31, 2008
			(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(447,278)	$(32,767)	$(520,471)
Add: Losses from pre-acquisition operations	(27,213)	-	-
Total Net Loss	(474, 491)	(32,767)	(520,471)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,007	-	1,007
Change in operating assets and liabilities:
Increase in cash advanced	(6,594)	-	(6,594)
Increase in accounts receivable	(3,225)	-	(3,225)
Increase in deposits	(5,546)	-	(5,546)
Increase in prepaid expenses	(16,988)	(5,502)	(26,946)
Increase in subscription receivable	-	-	(5,907)
Increase in deferred financing fees	-	(3,361)	-
Increase in accrued expenses	57,145	157	57,301
(Decrease) Increase in accounts payable	(2,426)	21,550	22,775
Net Cash Used In Operating Activities	(451,118)	(19,923)	(487,606)
Cash Flows From Investing Activities :
Foreign currency exchange rate effect on cash	1,145	10	1,162
Purchase of fixed assets	(9,356)	-	(9,356)
Net Cash (used) generated in Investing Activities	(8,211)	10	(8,194)

Cash Flows From Financing Activities :
Note payable-stockholder	-	10,000	10,000
Proceeds from stockholder loan	-	-	4,884
Repayment of stockholder loan	-	(4,884)	(4,884)
Proceeds from issuance of common stock	664,605	32,784	709,063
Net Cash Provided by Financing Activities	664,605	37,900	719,063

Net Increase in Cash	205,276	17,987	223,263
Cash at Beginning of Year	17,987	-
Cash at End of Year	223,263	17,987	223,263

Supplemental disclosure of noncash Investing and Financing Activities:

During November 2007, a principal stockholder contributed 500,000 shares of common stock to the Company for no consideration. The shares were cancelled by the Company upon receipt.

During April 2008, a principal stockholder contributed 15,000,000 shares of common stock to the Company for no consideration. The shares were cancelled by the Company upon receipt.

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 CONSOLIDATED AND 2007 COMBINED

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization and Basis of Presentation

China Renewable Energy Holdings, Inc. (a development stage company) (the "CREH") was incorporated under the laws of the State of Florida on December 17, 1999. China Renewable Energy Holdings, Inc. was organized to provide business services and financing to emerging growth entities.  Activities during the development stage include developing the business plan and raising capital.

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

CREH and its’ wholly owned subsidiaries, CCRL and REEC, are hereafter referred to as the “Company”.

The consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), and Renewable Energy Enterprise (“REEC”) (Shanghai, China)its’ wholly owned subsidiaries.

On April 24, 2008, CREH exchanged 23,000,000 shares of common stock for 100% of the outstanding shares of CCRL (“Acquisition”).  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations Paragraph D16; the financial statements of CREH and CCRL have been combined on an “as if” basis from inception through April 24, 2008 as CREH and CCRL are under common control, and consolidated from April 25, 2008 through December 31, 2008.

(B)

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

(D)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of December 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

(E)

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

As of December 31, 2008 and 2007, the Company has a net operating loss carry forward of approximately $520,471 and $45,980, respectively available to offset future taxable income through 2028.  The valuation allowance at December 31, 2008 was $181,835.  The valuation allowance at December 31, 2007 was $13,524. The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $168,311 and $10,356, respectively.

(F)

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

(H)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment

(I)

Recent Accounting Pronouncements

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

NOTE 2

RESTATEMENT

The Company has restated its statement of cash flows for the period from December 17, 1999 (Inception) to December 31, 2006 to properly classify $7,420 of payments made by a principal stockholder from operating activities to financing activities.  The restatement did not have any effect on balance sheet, income statement and loss per share amounts.

NOTE 3

NOTE PAYABLE - STOCKHOLDER

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Part ($4,884) of the loan was later applied to set-off a sum, in equal amount, due from the same stockholder. Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.  The loan was renewed in the same terms for another year, and matures on November 8, 2009.

NOTE 4

STOCKHOLDERS' EQUITY

(A)

Common Stock Issued for Cash

During January to March 2008, the Company issued 280,000 shares of common stock to forty-four individuals for cash of $560,000 ($2 per share) net of offering costs of $3,361.

During November 2007, the Company issued 15,800,000 shares of common stock to two individuals for cash of $15,000 and a subscription receivable of $800.  The subscription receivable was received on February 28, 2008 ($0.001 per share).

During 2007, the Company issued 22,770,000 ordinary shares to three individuals for cash of $126,918 ($0.0056 per share).

During April 2006, the company issued 230,000 ordinary shares to three individuals for cash of $1,286 ($0.0056 per share).

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

(B)

Equity Compensation Plan

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

(C)

Contribution of Common Stock

During April 2008, a stockholder contributed 15,000,000 shares of common stock to the Company for no consideration. The shares were cancelled by the Company upon receipt.

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

NOTE 5

RELATED PARTY TRANSACTIONS

On November 7, 2007, the Company received a loan of $10,000 from a principal stockholder.  Pursuant to the terms of the loan, the note bears interest at 7%, is unsecured and matures on November 8, 2008.  The loan was renewed for another year on maturation at the same terms, and matures on November 8, 2009.

A stockholder of the Company paid $7,420 of expenses on behalf of the Company from inception through 2006 (See Note 4).

During 2007, the Company paid $10,000 of consulting expenses to a company related to a stockholder (See note 6).

NOTE 6

COMMITMENTS

On November 16, 2007, the Company entered into a one year consulting agreement with a company related to a stockholder. The consultant will provide strategic and financial consulting services to the Company for a monthly fee of $5,000. The agreement expired in November 2008. Professional fees in 2008 included a payment of $45,000, which attributed to this consulting agreement.

NOTE 7

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $520,471 for the period from December 17, 1999 (inception) to December 31, 2008, and used cash in operations of $487,606 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.