Form 10-Q
period 2009-03-31
China Renewable Energy Holdings, Inc.
filed 2009-05-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of May 12, 2009

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 appearing under Part I., Item 1. Description of Business - Risk Factors.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to China Renewable Energy Holdings, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong, Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China, and EEP Ltd., a company formed under the laws of Hong Kong.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2007 ND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$78,339	$223,263
Deposits	5,546	5,546
Accounts receivable	5,865	3,225
Deferred charges	29,743	33,540
Inventory	22,199	-
	141,692	265,574

Fixed Assets, net	14,303	8,349

Total Assets	155,995	273,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$12,943	$22,774
Note payable-stockholder	10,000	10,000
Accrued Interest	975	800
Accrued Expenses	31,760	56,502
	55,678	90,076
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Subscription receivable	(5,907)	(5,907)
Other comprehensive income	934	1,162
Deficit accumulated during the development stage	(603,773)	(520,471)
Total Stockholders' Equity	100,317	183,847

Total Liabilities and
Stockholders' Equity	$155,995	$273,923

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			For the Period from
			December 17,1999
	For the three months ended Mar 31,		(Inception) to
	2009	2008	March 31,2009

Revenue	$16,680	$-	$61,035

Cost of Revenue	(8,233)	-	(41,721)

Gross Profit	8,447	-	19,314

Operating Expenses
Professional fees	19,140	26,967	254,685
Salary Expense	33,086	-	167,714
General and administrative	39,751	2,360	201,353
Total Operating Expenses	91,977	29,327	623,752

Loss from Operations	(83,530)	(29,327)	(604,438)

Other Income(loss)	283	-	351

Interest Income	120	-	1,276
Interest Expense	(175)	(175)	(907)
Total other income(loss)	228	(175)	720

Net loss before provision for Income taxes	(83,302)	(29,502)	(603,718)

Provision for Income Taxes			(55)

Net Loss	$(83,302)	$(29,502)	$(603,773)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	6,060,822	16,325,440

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the Period from
	For the three months ended March 31,		December 17, 1999
	2009	2008	(Inception) to March 31,2009
Cash Flows From Operating Activities:
Net Loss	$(83,302)	$(29,502)	(576,560)
Add : Losses from pre-acquisition operations	-	-	(27,213)
Total Net Loss	(83,302)	(29,502)	(603,773)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	902	-	1,909
Change in operating assets and liabilities:			-
Decrease(Increase) in cash advanced	4,696	-	(1,900)
Increase in accounts receivable	(2,639)	-	(5,864)
Increase in deposits	-	-	(5,546)
Increase in prepaid expenses	(900)	-	(27,845)
Increase in inventory	(22,199)		(22,199)
Increase in subscription receivable	-	-	(5,907)
Increase in deferred financing fees	-	-	-
(Decrease)Increase in accrued expenses	(24,567)	24,242	32,735
(Decrease)Increase in accounts payable	(9,833)	-	12,942
Net Cash Used In Operating Activities	(137,842)	(5,260)	(625,448)
			-
Cash Flows From Investing Activities :			-
Purchase of fixed assets	(6,854)	-	(16,210)
Net Cash Used in Investing Activities	(6,854)	-	(16,210)
			-
Cash Flows From Financing Activities :			-
Note payable-stockholder	-	-	10,000
Proceeds from stockholder loan	-	-	4,884
Repayment of stockholder loan	-	-	(4,884)
Proceeds from issuance of common stock	-	550,800	709,063
Net Cash Provided by Financing Activities	-	550,800	719,063
			-
Net Increase(Decrease) in Cash prior to effect of
foreign currency translation	(144,696)	545,540	77,405
Foreign currency effect on cash flows	(228)	-	934
Net Increase (Decrease) in Cash	(144,924)	545,540	78,339
Cash at Beginning of Year	223,263	11,576	-
Cash at End of Year	78,339	557,116	78,339

The Company did not pay any amounts for interest or taxes during the three months in 2008 and 2009.

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

China Renewable Energy Holdings, Inc. (a development stage company) (the "CREH") was incorporated under the laws of the State of Florida on December 17, 1999. China Renewable Energy Holdings, Inc. was organized to provide business services and financing to emerging growth entities.  Activities during the development stage include developing the business plan and raising capital.

China Clean and Renewable Limited (“CCRL”) was incorporated under the laws of Hong Kong, China on April 19, 2006.  China Clean and Renewable Limited was organized to provide consulting services on environmental protection projects in China.

Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) was incorporated under the laws of the People’s Republic of China on February 27, 2008. REEC was organized to provide renewable energy products and equipment in China.

EEP Limited (“EEPL”) was incorporated under the laws of Hong Kong, China on March 23, 2009.  The company was organized to market and distribute products and equipment that are environmentally friendly and energy-efficient in China.

CREH and its wholly owned subsidiaries, CCRL, REEC, and EEPL are hereafter referred to as the “Company”.

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (“REEC”) (Shanghai, China), and EEP Limited.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

The foregoing financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for the comprehensive presentation financial position and results of operations.

It is in the management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(E)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of March 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

(G)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a five-year life for computer equipment.

(H)

Business Segments

The Company is in the development stage and has not currently started its intended operations; however, the company considers its divisions as one segment for management purpose.

(I)

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

(J)

Inventory

The Company values its inventory at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

(K)

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements that are applicable to its operations.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

NOTE 5

COMMITMENTS

On November 16, 2007, the Company entered into a one year consulting agreement with a firm related to a stockholder to provide the Company with strategic and financial consulting services to for a monthly fee of $5,000.

NOTE 6  GOING CONCERN

 As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $603,773 for the period from December 17, 1999 (inception) to March31, 2009, and used cash in operations of $625,448 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise  additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going  concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Security and Exchange Commission Regulations. For a further disclosure of the Company and its operations see note 1 of the Interim Financial statements included in these statements as well as the 10-K for the year ended December 31, 2008.

Business

We are a development stage company. Initially, our business model was primarily focused on providing consultancy and advisory services to clients in addition to our marketing and distribution efforts.  The consultancy and advisory services we were seeking to offer were focused on the development of Clean Development Mechanism (CDM) projects in China, which provided credits that could be sold or traded pursuant to the structures set forth in the Kyoto Protocol, as well as the development of energy efficiency projects in China, which did not generate tradable carbon credits, but were nonetheless energy efficient or conservational and positive for the environment in keeping with China's National Action Plan on Climate Change.

Despite the efforts of our management, during 2008 we were unable to secure any consultancy or advisory agreements or related business. We believe that the global economic turmoil, combined with suddenly fallen oil prices, as well as delays in carbon credit approvals negatively affected CDM-based renewable energy projects in China.

In view of the recent global economic turmoil and our limited financial resources, our business plan for 2009 is to focus on the marketing and distribution of energy efficient products in China.  We believe the redirection of the Company’s focus is necessary in order for the Company to generate a positive cash flow and remain a going concern, before pursuing other renewable energy projects and opportunities.  In order to facilitate the accomplishment of our revised business agenda, we formed EEPL under the laws of Hong Kong on March 23, 2009.  EEPL was established as a wholly owned subsidiary of China Clean & Renewable Energy, Ltd.  The business focus of EEPL is on the sales and distribution of energy efficient products in China.  EEPL did not yet start its operations during the first quarter ended March 31, 2009

For 2008, we chose to (1) pursue only one product manufacturer, which manufactured an air purification technology, the NCCO (Nano Confined Catalytic Oxider); and (2) study (or test the market) the possibility of pursuing a MB Series resin product that is produced by Chevron Phillips Chemicals (China) Co., Ltd. discussed below. In the first quarter of 2009, we marketed and distributed only one product: an air purification product (called NCCO 1000), which is based on a new technology called Nano Confined Catalytic Oxidization.  During this period, we generated revenues of $16,680 from the sales of NCCO 1000.  The cost of sales amounted to $8,233.  During the balance of 2009 we intend to continue marketing and distributing products based on the same technology.

We also started to test market a new energy-efficient resin, MB Series, in the first quarter of 2009.  The MB Series resins are a substitute resin product developed and manufactured by Chevron Phillips Chemical Company in China.  MB Series resins have been used by manufacturers in the toy industry, household goods industry, and electronic goods industries, and we believe such resin products to be more energy efficient and more cost effective than comparable resin products in the market in China.

Currently, we are testing the MB Series products to five manufacturers in the toy and electronic goods industry.

As of March 31, 2009, we have not generated any revenues from this product.  However, based on initial responses from our test market, we expect EEP to be able to effectively launch the MB Series products to the market in the latter half of 2009.  It is hoped that a successful initial launch would lead to the establishment of a more committed trade relationship with Chevron Phillips Chemical Company in China.

Overall, the minimal revenue generated and a net loss of $603,773 accumulated since inception through March 31, 2009 have caused our current operations not to have an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency and cash used in operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, has expressed substantial doubt about our ability to continue as a going concern.  While we have raised approximately $600,000 from the sale of our securities during 2008 and our cash on hand at March 31, 2009 was $78,339, our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues through the execution of our business plan to fund our operating expenses and, as necessary, obtain the necessary financing to meet our obligations when they become due.

The management anticipates the cash needs to fund our marketing efforts and pay our operating expenses for the remaining of 2009 to follow a similar increasing pattern as that of the three months ended March 31, 2009.  We believe that our cash on hand and the revenues to be generated in operations in the remaining of 2009 will be sufficient to satisfy the cash needs for the balance of 2009.  Should the funds generated from operating activities fall short of the Company’s cash needs, additional capital would need to be raised.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

During the three months ended March 31, 2009 we report revenues of $16,680 compared to no revenue during the three months ended March 31, 2008. The increase in sales for the three months ended March 31, 2009 can be attributed to sales of the air purification product within our marketing and distribution division.  The corresponding cost of sales for the three months ended March 31, 2009 was $8,233 compared to -0- for the three months ended March 31, 2008. The increase in cost of sales for the three months ended March 31, 2009 is directly related to our increase in revenues.

The total operating expenses of $91,977 for the three-months ended March 31, 2009 increased substantially from that of $29,327 for the comparable period in 2008.  The increase is primarily due to increases in the salary expense and the general and administrative expense.  In the comparative three months in 2008, we did not yet have the management team that was recruited later in 2008; as such, there was no salary expense for those comparative three months.  For the three months ended March 31, 2009, we incurred $33,086 in salary expense.

Our general and administrative expenses were $39,751 for the three months ended March 31, 2009, and $2,360 for the three months ended March 31, 2008.  The increases were mainly due to the increased level of business activities in 2009.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  For the remaining of 2009, we anticipate that our general and administrative expenses will continue to increase, compared to the correspondent periods in the prior year, as we continue to market our services and implement our business plan.

During the three months ended March 31, 2009 professional fees were $19,140 compared to $26,967 for the same period in 2008.  Professional fees for the three months ended March 31, 2009 included legal and accounting attributable to the preparation of our annual report for 2008.  Professional fees for the same period in 2008 included legal, accounting and consulting fees attributable to our initial capital fund raising, the acquisition of China Clean & Renewable Energy Limited, the preparation of our annual report and registration statement. Consulting fees, included in professional fees, represent fees payable to a related party under the terms of a one year consulting agreement entered into in November 2008 to provide strategic and financial consulting services to us.  The consulting agreement expired November 2008 and the final payment of $5,000 was made during the three months ended March 31, 2009..

Liquidity and Capital Resources

At March 31, 2009, we had working capital of $86,014 as compared to working capital  of $175,498 at December 31, 2008. A major change in the liquidity is a decrease in the cash balances by approximately $145,000 at March 31, 2009 from December 31, 2008 which was offset by an increase in inventory of approximately $22,200, and decreases in accounts payable of approximately $9,830 and accrued expenses of approximately $25,000.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the three months ended March 31, 2009 was $137,842 as compared to $5,260 for the three months ended March 31, 2008.

Net cash used in investing activities for the three months ended March 31, 2009 was $6,854, which represented the purchase of office equipment and an automobile for the business, as compared to $0 during the three months ended March 31, 2008.

Net cash provided by financing activities for the three months ended March 31, 2009 was $0, as compared to $550,800 for the three months ended March 31, 2008 which represented proceeds to us from the sale of our securities.

We have a long-term commitment to provide additional registered capital to Renewable Energy Enterprises (Shanghai) Company, Ltd. On February 27, 2008, we received a certificate of registration and an operating license from the Chinese governmental agency for Renewable Energy Enterprises (Shanghai) Company, Ltd. to conduct business in China. The registered capital of Renewable Energy Enterprises (Shanghai) Company, Ltd. is $1,000,000. According to the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, Ltd., China Clean & Renewable Energy Limited had to fulfill 20% of registered capital requirements of $200,000 within three months (i.e. by May 27, 2008) from the date of incorporation and 80% of registered capital requirements of $800,000 within two years from date of incorporation. We used a portion of the proceeds from the private offering during February/April 2008 to satisfy the registered capital requirement of $200,000.

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

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: May 13, 2009