Form 10-Q
period 2009-06-30
China Renewable Energy Holdings, Inc.
filed 2009-08-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30 AND MARCH 31, RESPECTIVELY, OF 2009 AND 2008, AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$166,282	$223,263
Deposits	5,108	5,546
Accounts receivable	55,772	3,225
Deferred charges	44,559	33,540
	271,721	265,574

Fixed Assets, net	13,831	8,349

Total Assets	285,552	273,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,974	$22,774
Loan Payable	96,773	-
Note payable-stockholder	132,376	10,000
Accrued Interest	12,144	800
Accrued Expenses	41,022	56,502
	284,289	90,076

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Subscription receivable	-	(5,907)
Other comprehensive income	240	1,162
Deficit accumulated during the development stage	(708,040)	(520,471)
Total Stockholders' Equity	1,263	183,847

Total Liabilities and
Stockholders' Equity	$285,552	$273,923

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of  Cash Flows

(Unaudited)

			For the Period from
	For the six months ended June 30,		December 17, 1999
	2009	2008	(Inception) to June 30,2009

Cash Flows From Operating Activities:
Net Loss	$(187,569)	$(172,510)	$(680,827)
Add : Losses from pre-acquisition operations	-	-	(27,213)
Total Net Loss	(187,569)	(172,510)	(708,040)
Adjustments to reconcile net loss to net cash used in
operations :-
Depreciation	1,886	32	2,899
Change in operating assets and liabilities:
Decrease in cash advanced	6,594	-	-
(Increase) in accounts receivable	(52,547)	-	(55,773)
Decrease (Increase) in deposits	438	-	(5,107)
(Increase) in prepaid expenses	(17,613)	(18,489)	(44,558)
Decrease in subscription receivable	5,907	-	-
Deferred financing costs	-	3,361	-
(Decrease)Increase in accrued expenses	(4,136)	28,405	53,166
(Decrease)Increase in accounts payable	(20,800)	-	1,974
Net Cash Used In Operating Activities	(267,840)	(159,201)	(755,439)

Cash Flows From Investing Activities :
Purchase of fixed assets	(7,368)	(4,507)	(16,731)
Net Cash Used in Investing Activities	(7,368)	(4,507)	(16,731)

Cash Flows From Financing Activities :
Note payable-stockholder	122,376	-	132,376
Proceeds from other loan	96,773	-	96,773
Proceeds from stockholder loan	-	-	4,884
Repayment of stockholder loan	-	-	(4,884)
Proceeds from issuance of common stock	-	661,281	709,063
Net Cash Provided by Financing Activities	219,149	661,281	938,212

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	(56,059)	497,573	166,042
Foreign currency effect on cash flows	(922)	722	240
Net Increase(Decrease) in cash	(56,981)	498,295	166,282
Cash at Beginning of Period/Year	223,263	17,987	-
Cash at End of Period/Year	$166,282	$516,282	$166,282

The Company did not pay any amounts for interest or taxes during the six months in 2009 and 2008

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					For the Period from
					December 17,1999
	For the three months ended June 30,		For the six months ended June 30,		(Inception) to
	2009	2008	2009	2008	June 30,2009

Revenue	$234,482	$-	$251,162	$-	$295,517

Cost of Revenue	(221,752)	-	(229,985)	-	(263,472)

Gross Profit	12,730	-	21,177	-	32,045

Operating Expenses
Professional fees	18,468	70,969	37,608	100,338	273,153
Salary Expense	52,336	21,934	85,422	21,934	220,051
General and administrative	44,699	21,454	84,450	50,203	246,052
Total Operating Expenses	115,503	114,357	207,480	172,475	739,256
			-
Loss from Operations	(102,773)	(114,357)	(186,303)	(172,475)	(707,211)

Other Income(loss)	65	-	348	-	415
			-
Interest Income	35	315	155	315	1,311
Interest Expense	(1,594)	(175)	(1,769)	(350)	(2,500)
Total other income(loss)	(1,494)	140	(1,266)	(35)	(774)

Net loss before provision for Income taxes	(104,267)	(114,217)	(187,569)	(172,510)	(707,985)

Provision for Income Taxes	-	-	-	-	(55)

Net Loss	$(104,267)	$(114,217)	$(187,569)	$(172,510)	$(708,040)

Net Loss Per Share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	6,060,822	28,206,374	6,060,822	39,327,720

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

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

CREH and its’ wholly owned subsidiaries, CCRL, REEC, and EEPL are hereafter referred to as the “Company”.

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

(E)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

(G)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to five-year life for computer equipment.

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

NOTE 2

RESTATEMENT

The Company restated its statement of cash flows for the period from December 17, 1999 (Inception) to December 31, 2006 to properly classify $7,420 of payments made by a principal stockholder from operating activities to financing activities.  The restatement did not have any effect on balance sheet, income statement and loss per share amounts.

NOTE 3

NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7%, was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms for another year, and $4,096.48 of which still remains to be repaid when it matures on November 8, 2009.

•

The second loan of $25,806 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matures on November 18, 2009.

•

The third loan of $102,478.60 was received on April 25, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured, and matures on April 25, 2010.

The Company has also received from an unrelated creditor a loan in the amount of $96,773 on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month, is unsecured, and matures on November 24, 2009.

NOTE 4

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 5

COMMITMENTS

On November 16, 2007, the Company entered into a one- year consulting agreement with a firm related to a stockholder to provide the Company with strategic and financial consulting services to for a monthly fee of $5,000.

NOTE 6

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $708,040 for the period from December 17, 1999 (inception) to June 30, 2009, and used cash in operations of $755,439 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Despite the efforts of our management, during 2008 we were unable to secure any consultancy or advisory agreements or related business. We believe that the global economic turmoil combined with suddenly fallen oil prices, as well as delays in carbon credit approvals negatively affected CDM-based renewable energy projects in China.

In view of the recent global economic turmoil and our limited financial resources, our business plan for 2009 is to focus on the marketing and distribution of energy efficient products in China.  We believe the redirection of the Company’s focus is necessary in order for the Company to generate a positive cash flow and remain a going concern, before pursuing other renewable energy projects and opportunities.  In order to facilitate the accomplishment of our revised business agenda, we formed EEPL under the laws of Hong Kong on March 23, 2009.  EEPL was established as a wholly owned subsidiary of China Clean & Renewable Energy, Ltd.  The business focus of EEPL is on the sales and distribution of energy efficient products in China.  EEPL did not yet start its operations from its inception to the end of the second quarter ended June 30, 2009.

Since 2008, our business focuses have been on developing the markets for (1) the NCCO (Nano Confined Catalytic Oxider) air purification products, and (2) the MB Series resin product.  The NCCO line of products is based on a new air purification technology called Nano Confined Catalytic Oxidization.  The MB Series are new energy-efficient resin products produced by Chevron Phillips Chemicals (China) Company Limited.  The MB Series are to be used as a substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

During the second quarter of 2009, we generated revenues of $2,917 and $231,565 from the sales of NCCO air purifying devices and MB Series products, respectively.  The corresponding cost of sales amounted to $1,910 and $219,841.  For the second half of 2009 we intend to continue marketing and distributing the same lines of products.  As the operations in the production facility of Chevron Phillips in

China have become stable, we expect the sales of the MB Series products to start to accelerate and reach the level of, on average, 100 tons per month for the six months in the third and fourth quarters.  At the current selling price of $1,420 per ton, sales for the six months in dollars should be at the level of $852,000.  The gross margin for the MB resin products is currently at 5%.  Regarding the NCCO air purification products, we shall continue market, as a distributing agent for the manufacturer, the smaller version of the NCCO products for the use in automobiles in China.  We expect the distribution of the NCCO products shall bring us approximately $68,000 of income as agent commission for the six months ended December 31, 2009.

For the second quarter ended June 30, 2009, the Company sustained a net loss of $104, 267 and $708,040 accumulated since inception through June 30, 2009.  In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $600,000 of capital, we have obtained loans during the second quarter ended June 30, 2009 from a principle stockholder and a creditor.   As at June 30, 2009, our cash on hand was $166,282.  Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

The management anticipates the cash needs for funding our operations in the third and fourth quarters of 2009 to show a reduced pattern compared to those in the six months ended June 30, 2009.  In our interim budget review, we expect total operating expenses for the six months ended December 31, 2009 to be approximately $185,000, while those for the first six months of the year being $207,480.  The decreases are expected to come from our cost rationalization efforts including the restructuring of the sales team and its compensation arrangement.  We believe that our cash on hand and the revenues to be generated in operations in the remaining of 2009 will allow the Company to fulfill the cash needs for the remaining two quarters of 2009.  Should the funds generated from operating activities fall short of the cash needs, additional capital would need to be raised.  Where necessary, we plan to continue to provide for our capital requirements through the sale of equity securities; however, we have not yet had firm commitments from any third party to provide this financing.  Although we maintain reasonably optimistic about our prospect of being solvent, we cannot assure you we will be successful in raising working capital as needed.  As such, there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Results of Operations

Three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008

During the three and six months ended June 30, 2009 we report revenues of $234,482 and $251,162, respectively, compared to no revenues during the three and six months ended June 30, 2008.  The increases in sales for the three and six months ended June 30, 2009 were due to the sales of the NCOO air purification products and the MB Series resin products. Our costs of sales for the three and six months ended June 30, 2009 were $221,752 and 229,985, respectively, as compared to none for the three and six months ended June 30, 2008. The difference in cost of sales was directly related to our increase in revenues in 2009. As a percentage, costs of sales for the three and six months ended June 30, 2009 were 95% and 92%, respectively.  The difference in the percentages can be attributed to the change in sales mix.  As we finished selling the higher mark-up NCOO products could supply to us during the three-month period ended June 30, 2009, the sales revenue for the three month ended June 30, 2009 reflects sales of only one product line, the MB Series products, which carries a lower profit margin.  We expect the distribution of the NCOO air purification products to resume again in September, 2009.

Our total operating expenses for the three months and six months ended June 30, 2009 were $115,503 and $207,480, respectively, as compared to $114,357 and $172,475, respectively, for the corresponding periods of 2008.  The increase is primarily due to increases in the salary expense and the general and administrative expense.  For the three- and six-month periods ended June 30, 2009, we incurred $52,336 and $85,422, respectively, in salary expense; while we spent $21,934 of salary in only the second quarter (i.e. the three-month ended June 30) of 2008.  The reduction in the salary expenses in the three- and six-month periods ended June 30, 2009 were due to a restructure of the Company’s sales force that was implemented during the second quarter.  Regarding the general and administrative expenses, we incurred $44,699 and $84,450, respectively, during the three- and six-month periods ended June 30, 2009; while we spent $21,454 and $50,203, respectively, for the comparable periods in 2008.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The increases in the general administrative expenses in the three- and six-month periods ended June 30, 2009 as compared to the comparative periods in 2008 are mainly attributed to the increases in the following expenses:

	Ended June 30, 2009
Expenses	3-month	6-month
Advertising	2,246	2,246
Depreciation	985	1,887
Entertainment	9,195	13,594
Printing	394	1,174
Rental	10,281	21,574
Telephone	2,032	4,388

The increases in the general administrative expenses reflected an increased business activity level in 2009 as compared to 2008.  As the management exercises a series of cost rationalization efforts, we anticipate our general and administrative expenses for the remaining of 2009 will remain at a level comparable to that of the correspondent periods in the prior year, while we continue to market our services and implement our business plan.

Liquidity and Capital Resources

At June 30, 2009, we had a deficiency in working capital of $12,568 as compared to a working capital of $175,498 at December 31, 2008. Major changes in the liquidity include a decrease in the cash balances by approximately $56,981, an increase in a loan payable of $96,773 and an increase of $122,376 in notes payable to stockholder at June 30, 2009 from December 31, 2008.  In particular, the cash position has changed as follows:

•

Net cash used in operating activities for the six months ended June 30, 2009 was $267,840 as compared to $159,201 for the six months ended June 30, 2008.

•

Net cash used in investing activities for the six months ended June 30, 2009 was $7,368, as compared to $4,507 during the six months ended June 30, 2008.

•

Net cash provided by financing activities for the six months ended June 30, 2009 was $219,149, as compared to $661,281 for the six months ended June 30, 2008 which represented proceeds to us from the sale of our securities.

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

In order to satisfy the remaining registered capital requirement of $800,000 in February 2010, we will need to either generate sufficient profits from our operations to fund this requirement or raise additional capital, of which there are no assurances. There are no assurances our operations will generate sufficient funds to satisfy this requirement and it is possible that we will be required to raise capital through the sale of equity or debt securities. As there are no assurances we will be able to raise the capital, if necessary, it is possible that we will be unable to continue its operations which could have a material adverse effect on our company in future periods. Once the registered capital is received by Renewable Energy Enterprises (Shanghai) Company, Ltd. and same has been approved by the State Administration of Foreign Exchange, Shanghai Bureau, which generally occurs within a few days after receipt of the funds, Renewable Energy Enterprises (Shanghai) Company, Ltd. can immediately use the funds as part of the working capital.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: August 13, 2009