Form 10-Q
period 2009-09-30
China Renewable Energy Holdings, Inc.
filed 2009-11-16
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of November 2, 2009.

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

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to China Renewable Energy Holdings, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong (“CCRL”), Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China (“REEC”), and EEP Ltd., a company formed under the laws of Hong Kong (“EEPL”).

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, OF 2009 AND 2008 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$134,931	$223,263
Deposits	410	5,546
Accounts receivable	38,440	3,225
Deferred charges	53,937	33,540
Inventory	9,813	-
	237,531	265,574

Fixed Assets, net	12,602	8,349

Total Assets	250,133	273,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$27,101	$22,774
Loan Payable	96,772	-
Note payable-stockholder	158,248	10,000
Accrued Interest	5,665	800
Accrued Expenses	44,411	56,502
	332,197	90,076

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Subscription receivable	-	(5,907)
Other comprehensive income	707	1,162
Deficit accumulated during the development stage	(791,834)	(520,471)
Total Stockholders' (Deficit) Equity	(82,064)	183,847

Total Liabilities and Stockholders' Equity	$250,133	$273,923

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenue	$89,197	$3,222	$340,359	$3,222

Cost of Revenue	(80,413)	(9,672)	(310,398)	(9,672)

Gross Profit	8,784	(6,450)	29,961	(6,450)

Operating Expenses
Professional fees	13,537	73,315	51,144	173,653
Salary Expense	42,151	57,414	127,574	79,348
General and administrative	33,836	46,702	118,286	97,081
Total Operating Expenses	89,524	177,431	297,004	350,082
			-
Loss from Operations	(80,740)	(183,881)	(267,043)	(356,532)

Other Income(loss)	-	-	348	-

Interest Income	43	387	197	702
Interest Expense	(3,097)	(88)	(4,865)	(262)
Total other income(loss)	(3,054)	299	(4,320)	440
			-
Net loss before provision for Income taxes	(83,794)	(183,582)	(271,363)	(356,092)

Other Expense	-	-	-	-
Interest Expense	-	-	-	-
Total Other Income	-	-	-	-

Provision for Income Taxes	-	-	-	55

Net Loss	$(83,794)	$(183,582)	$(271,363)	$(356,092)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	6,060,822	28,206,374	6,060,822	39,327,720

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of  Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(271,363)	$(356,092)
Adjustments to reconcile net loss to net cash used in
operations :-
Depreciation	2,883	890
Change in operating assets and liabilities:
Increase in accounts receivable	(35,214)	(219)
Decrease (Increase) in deposits	5,136	(4,357)
Increase in deferred charges	(20,397)	(5,482)
Increase in inventory	(9,813)	-
(Decrease)Increase in accrued expenses	(7,225)	30,722
Increase in accounts payable	4,327	-
Net Cash Used In Operating Activities	(331,666)	(334,538)

Cash Flows From Investing Activities :
Purchase of fixed assets	(7,137)	(10,601)
Net Cash Used in Investing Activities	(7,137)	(10,601)

Cash Flows From Financing Activities :
Note payable-stockholder	154,155	-
Proceeds from other loan	96,772	-
Proceeds from issuance of common stock	-	664,642
Net Cash Provided by Financing Activities	250,927	664,642

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	(87,876)	319,503
Foreign currency effect on cash flows	(458)	1,309
Net Increase(Decrease) in cash	(88,332)	320,812

Cash at Beginning of Period/Year	223,263	17,987

Cash at End of Period/Year	$134,931	$338,799

The Company did not pay any amounts for interest or taxes during the nine months in 2009 and 2008

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

China Renewable Energy Holdings, Inc. ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999. China Renewable Energy Holdings, Inc. was originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.  Objectives set for the development stage, including formulating the business plan and raising capital, have mainly been achieved in the first two quarters ended June 30, 2009.  As such, the Company is no longer reporting as a company in development stage.

China Clean and Renewable Energy Limited (“CCRL”) was incorporated under the laws of Hong Kong, China on April 19, 2006.  China Clean and Renewable Energy Limited was organized to provide consulting services on environmental protection projects in China.

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

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

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

 (E)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260, "Earnings per Share."  As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

 (F)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes" .  Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 2

NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7%, was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms for another year, and $4,091.88 of which still remains to be repaid when it matures on November 8, 2009.

•

The second loan of $25,806 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on November 18, 2009.

•

The third loan of $102,544.40 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured, and matures on April 29, 2010.

•

The fourth loan of $25,806 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 23, 2010.

The Company has also received from an unrelated creditor a loan in the amount of $96,772 on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month, is unsecured, and matures on November 24, 2009.

NOTE 3

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 2 above.

NOTE 4

POST BALANCE SHEET DATE EVENTS

The board of directors of the Company has received from Triple Ace Co., Ltd., a company established under Hong Kong laws, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEP (the “Sale of Assets”).  The Sales of Assets shall qualify as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”).

The board of directors of CREH would establish a special committee with an independent director to consider and evaluate the fairness of the acquisition offer, and to report its recommendation to the full board of directors of CREH.

NOTE 5

COMMITMENTS

On November 16, 2007, the Company entered into a one year consulting agreement with a firm related to a stockholder to provide the Company with strategic and financial consulting services to for a monthly fee of $5,000.

On July 1, 2009, REEC entered into a one-year lease, in the amount of $387 per month (CNY 3,000), for office premises in Shanghai, China.  The lease will expire on June 30, 2010.

NOTE 6

GOING CONCERN

The Company sustained a net loss of $791,834 for the period from December 17, 1999 (inception) to September 30, 2009, and used cash in operations of $813,356 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended September 30, 2009 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Business

From its inception in 1999 to the end of the quarter ended June 30, 2009, the Company mainly focused on the formulating and developing its business strategy.  As such, the Company has been reporting as ‘a developing stage’ company.  Since our business objectives for the development stage have mostly been accomplished, as of July 1, 2009 the Company started to report as an operating company.

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

In view of the recent global economic turmoil and our limited financial resources, our business plan for 2009 has been to focus on the marketing and distribution of energy efficient products in China.  During the earlier part of 2009, we believed the redirection of the Company’s focus to be necessary in order for the Company to generate a positive cash flow and remain a going concern.  According to our plan, we would pursue other renewable energy projects and opportunities once we could attain a balance of cash flows.  As part of the business plan, we formed EEPL under the laws of Hong Kong on March 23, 2009, in order to facilitate the accomplishment of our revised business agenda.  EEPL was established as a wholly owned subsidiary of China Clean & Renewable Energy, Ltd.  The business focus of EEPL is on the sales and distribution of energy efficient products in China.  EEPL did not yet start its operations.

Our redirected business plan was to focus on developing the markets for (1) the NCCO (Nano Confined Catalytic Oxider) air purification products, and (2) the MB Series resin product.  The NCCO line of products is based on a new air purification technology called Nano Confined Catalytic Oxidization.  The MB Series are new energy-efficient resin products produced by Chevron Phillips Chemicals (China) Company Limited.  The MB Series are considered a desirable substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

However, during the second quarter of 2009, the production of the MB resin products at Chevron Phillips (China) had turned unstable that caused their resin production to be severely disrupted.  The shortage of supplies of the MB resin caused our hard-earned clients to have to switch to other suppliers for continuous supplies of resin materials.  Unfortunately, these clients did not return to us after Chevron had resumed production.  Consequently, our sales of the third quarter have been adversely affected due to the production disruption at Chevron.  In addition, our relationship with Chevron Phillips (China) has also changed from a sole-agent one to an open-supply distribution situation.  As such, we no longer had the advantage of being the sole distributor in that special market of environmentally friendly resin products.

In view of the dampened strategic situation of the Company in the business of distributing resin and other clean manufacturing materials, management has reconsidered redirecting the Company’s core business back to the original model of providing consultancy and advisory services to industrial clients and disposing of the loss-making marketing and distribution operations.  In October, the board of directors of the Company received from Triple Ace Co., Ltd., a company established under Hong Kong laws and a creditor of CCRL, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEP (the “Sale of Assets”).

The board of directors of CREH intends to established a special committee and appoint an independent director to the board of directors and as a member of the special committee to seriously consider and evaluate the merits and fairness of the acquisition offer, and to report its recommendation to the full board of directors of CREH in due course.  We also intend to obtain a fairness opinion from an independent third party as to the fairness of the transaction to CREH and its shareholders.  There are no assurances that the Sale of Assets will occur.

Overall, we generated revenues of $89,197 from the sales of MB Series products during the third quarter of 2009.  The corresponding cost of sales amounted to $80,413.  For the three and nine months ended September 30, 2009, the Company sustained a net loss of $83,794 and $271,363.  In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2008, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amount of $158,248 from a principle stockholder and another loan amounted of $96,772 from an unrelated company.   As at September 30, 2009, our cash on hand was $134,931.  Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

In the event we approve the Sale of Assets, management anticipates the cash needs for funding our operations in the fourth quarter of 2009 to will decrease compared to those in the earlier nine months ended September 30, 2009.  In our interim budget review on June 30, 2009, we expected total operating expenses for the six months ended December 31, 2009 to be approximately $185,000.  As the actual expenses for the three months ended September 30, 2009 were $83,794, we should be able to restraint the operating and interest expenses for the fourth quarter, notwithstanding the costs to be incidentally incurred in the disposal of CREE should we approve the Sale of Assets offer.  Accordingly, the Company should still able to stay within our interim budget on operating expenses.  The decreases are expected to come from our cost rationalization efforts including the restructuring of the sales team and its compensation arrangement we started during the second quarter.  We believe that our cash on hand and the savings on operating expenses, in the event we approve the Sale of Assets offer, will allow the Company to fulfill the cash needs for the remaining quarter of 2009.  Should the funds generated from operating activities fall short of the cash needs, additional capital would need to be raised.  Where necessary, we plan to continue to provide for our capital requirements through the sale of equity securities; however, we have no firm commitments from any third party to provide this financing.  Although we maintain reasonably optimistic about our prospect of being solvent, we cannot assure you we will be successful in raising working capital as needed.  As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Results of Operations

Three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008

During the three and nine months ended September 30, 2009 we report revenues of $89,197 and $340,359, respectively, compared to $3,222 during the three and nine months ended September 30, 2008.  The increases in sales for the three and nine months ended September 30, 2009 were due to the sales of the NCOO air purification products and the MB Series resin products. Our costs of sales for the three and nine months ended September 30, 2009 were $80,413 and $310,398, respectively, as compared to $9,672 for the three and nine months ended September 30, 2008.  As a percentage, costs of sales for the three and nine months ended September 30, 2009 were 90.15% and 91%, respectively.  As we finished selling the higher mark-up NCOO products during the three-month period ended June 30, 2009, the sales revenue for the three month ended September 30, 2009 reflects sales of only one product line, the MB Series products.

Our total operating expenses for the three and nine months ended September 30, 2009 were $89,524 and $297,004, respectively, as compared to $177,431 and $350,082, respectively, for the corresponding periods of 2008.  The differences in the total operating expenses between the corresponding comparative periods of 2009 and 2008, was mainly due to a larger amount of professional expenses related to the Company’s SEC registration.  Comparing the nine-month accumulated amounts of the total operating expenses for 2009 and 2008, the salary expense of $127,574 and general and administrative expense of $118,286 for 2009 were higher than the corresponding amounts of $79,348 and $97,081, respectively, of 2008.  These increases were primarily due to increases in the activity level of the Company in 2009.

The total operating expenses for the three months ended September 30, 2009 continued to show a decreasing pattern comparing to the earlier quarters of 2009.  The reduction in the salary expenses in the third quarter ended September 30, 2009, as compared to the second quarter of 2009 ($42,151 vs. $52,336), was due to a restructure of the Company’s sales force implemented during the second quarter.  Regarding the general and administrative expenses, we incurred $33,836 and $44,699 during the third and second quarters ended September 30 and June 30, 2009, respectively.

Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  As management exercises a series of cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2009 will remain at a level comparable to those of the correspondent periods in the prior year, while we continue to implement our revised business plan.

Liquidity and Capital Resources

At September 30, 2009, we had a deficiency in working capital of $94,666 as compared to a working capital of $175,498 at December 31, 2008.  A major change in liquidity includes a decrease in the cash balances by approximately $88,332, an increase in a loan payable of $96,772 and an increase of $148,248 in notes payable to stockholder at September 30, 2009 from December 31, 2008.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the nine months ended September 30, 2009 was $271,363 as compared to $356,092 for the nine months ended September 30, 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $7,137, as compared to $10,601 during the nine months ended September 30, 2008.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $250,927, being the loan and notes payable due from a creditor and a major shareholder, as compared to $664,642 for the nine months ended September 30, 2008 which represented proceeds to us from the sale of our securities.

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

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.  We do not have plan for major additions to capital equipment for the remaining of 2009.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: November 13, 2009