Form 10-K
period 2009-12-31
China Renewable Energy Holdings, Inc.
filed 2010-04-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52918

CHINA RENEWABLE ENGERY HOLDINGS, INC.
(Name of registrant as specified in its charter)

Florida	65-0968842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 802, Beautiful Group Tower 74-77 Connaught Road Central Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (852) 2384-6070

Securities registered under Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	Not applicable

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

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

AVAILABLE INFORMATION

Our principal executive offices are located at suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong, and our telephone number at this location is (852) 2384-6070.   We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

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

PART I

ITEM 1.

BUSINESS.

Overview

Our company is a smaller reporting company as described by the Rules of the Securities and Exchange Commission Regulations.  Initially, our business model was primarily focused on providing consultancy and advisory services to clients in addition to our marketing and distribution efforts.  The consultancy and advisory services we were seeking to offer were focused on the development of Clean Development Mechanism (CDM) projects in China, which provided credits that could be sold or traded pursuant to the structures set forth in the Kyoto Protocol, as well as the development of energy efficiency projects in China, which did not generate tradable carbon credits, but were nonetheless energy efficient or conservational and positive for the environment in keeping with China's National Action Plan on Climate Change.

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

Our Marketing and Distribution Business

As part of our marketing and distribution business, we typically enter into agreements with the product manufacturers or technology holders to help them market or distribute their products.  As part of these agreements, we are typically asked to provide marketing services such as assisting the product manufacturer with business plans, test marketing the products with end user/clients, specifying sales channels, developing potential user/client lists for the products or providing advice as to technical specifications, marketing brochures, packaging, and even logistics.  We generate revenues from commissions for products sold and/or from fees from services and consulting provided to technology holders.

In 2009, our redirected business plan was to focus on developing the markets for (1) the NCCO (Nano Confined Catalytic Oxider) air purification products, and (2) the MB Series resin product.  The NCCO line of products is based on a new air purification technology called Nano Confined Catalytic Oxidization.  The MB Series are new energy-efficient resin products produced by Chevron Phillips Chemicals (China) Company Limited.  The MB Series are considered a desirable substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

However, during the second quarter of 2009, the production of the MB resin products at Chevron Phillips (China) had turned unstable that caused their resin production to be severely disrupted.  The shortage of supplies of the MB resin caused our hard-earned clients to have to switch to other suppliers for continuous supplies of resin materials.  Unfortunately, these clients did not return to us after Chevron had resumed production.  Consequently, our sales of the third quarter have been adversely affected due to the production disruption at Chevron.  In addition, our relationship with Chevron Phillips (China) has also changed from a preferred agent one to an open-supply distribution situation.  As such, we no longer had the advantage of being the preferred distributor in that special market of environmentally friendly resin products.

Sale of Assets Offer from Triple Ace Co., Ltd.

In view of the dampened strategic situation of the Company in the business of distributing resin and other clean manufacturing materials, management reconsidered redirecting the Company’s core business back to the original model of providing consultancy and advisory services to industrial clients and disposing of the loss-making marketing and distribution operations.  In October, the board of directors of the Company received from Triple Ace Co., Ltd., a company established under Hong Kong laws and a creditor of CCRL, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEPL (the “Sale of Assets”).

The board of directors of CREH established a special committee and appointed an independent director to the board of directors and ask a member of the special committee to seriously consider and evaluate the merits and fairness of the acquisition offer, and to report its recommendation to the full board of directors of CREH.  We also obtained a fairness opinion from an independent third party as to the fairness of the transaction to CREH and its shareholders.  It was at that time our belief that by consummating the Asset Sale we should be in a stronger financial position and better able to conduct our initial business plan of providing consulting services in the carbon emission reductions market for renewable energy pursuant to clean development mechanism projects under the Kyoto Protocol, and other prospective related business.  However, more recent development regarding our product development and marketing efforts in the rapidly growing new market for the K-resins / MS Blend Products caused the Company to reconsider and put a hold on the Sale of Assets deal.

K-resins / MS Blend Products

There has been a growing concern of bisphenol-A (BPA) leaches from polycarbonate (PC) materials.  Scientists have raised warnings about the possible health effects of BPA--an everyday chemical used in many plastic food and drink containers and tins as well as clear baby bottles--which has been officially classified as toxic in Canada and some U.S. state and municipal authorities (e.g. Minnesota, Connecticut, and Chicago).  Previous studies had found that BPA could leach from PC bottles into their contents.  A study published in the US journal, ‘Environmental Health Perspectives’, is the first to quantify the corresponding increase in urinary BPA concentrations in human subjects.

The BPA leaching concerns have caused some industries such as toys, food packaging to ban PC as a material for production of their finish products.  In view of the PC / BPA concerns, many plastic finish product manufacturers are searching for a material as a replacement for PC.  This quest for a replacement material has created a window of opportunity for the K-resins / MS blend products (K-MS) as a PC substitute in the well-matured, PC occupied, market.

The K-MS products, are proprietary formulated resins developed by EEPL.  They are blended under a formulation mainly targeting at the clear ABS and PC markets.  The materials itself are composed of K-resins produced by Chevron Phillips and SMMA produced by Nippon Steel Chemical.  The K-resins / MS blend product (K-MS) series currently produce by EEPL carry two different grades, CRK 031 and CRK 038.  The CRK 031 is a lower priced product compared to CRK 038, and is mainly targeting as a superior clear ABS (CABS) substitute.  The CRK 038 is considered a premium product comparing to CABS, and is mainly targeting as a substitute for PC, which has a far better optical clarity and impact strength than CABS.  Compared to CABS, both CRK materials are far optically clearer, harder, and more cost effective.  Compared to PC, K-MS can serve as a substitute for PC that addresses the BPA issue, yet, at a cheaper price.  By including all the soft cost savings such as reduction on electricity cost by elimination of pre-dry process as required by CABS, better production cycle time, lower density etc., the total package offered by K-MS for the CABS and PC market sectors will be very competitive and attractive.

Market Outlook

The technical specifications of K-MS are in the range between CABS and PC in exception of raw material base and processing conditions.  K-MS is developed with full focus on the CABS and PC markets.  Major application areas include electronics, home appliances, CD/DVD, automobiles, stationary, construction panels, and toys.

In order to create a new market position for K-MS, we follow a strategic account management strategy (SAM) in working with the key customers, such as McDonald’s, Hasbro etc., in the past several months to introduce the K-MS as a replacement and substitute for their current CABS and PC requirements through various production trials.  The SAM strategy is a customer centric, total-solution approach, providing to the customers services and support from training, technical support, problem-shooting, to production process re-engineering.

The year of 2009 has been a year of seeding for the K-MS business.  We invested a lot of our time and resources on the SAM customers on various production trials.  As for Year 2010, the K-MS Blend business should start kicking off.  Based on market feedback, CREH management expects to take up 0.003% (approximately 3,000 tons) of the PC market in China in 2010.  At an average selling price of USD 2,600 per ton, the total sales forecast for 2010 is USD 7,800,000 for the year.

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

Employees

As of March 15, 2010 we have six full time employees of which four are executives, and two are in sales and marketing, all based in our Hong Kong and Shanghai offices. We believe our employee relations to be good.

ITEM 1A.

RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.

RISKS RELATING TO BUSINESS OPERATIONS

WE HAVE A LIMITED HISTORY OF OPERATIONS UPON WHICH AN EVALUATION OF OUR FUTURE PROSPECTS CAN BE MADE. WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

We began operations in April 2006 and our activities through June 30, 2009 were limited to the development of our business model and raising the initial capital to fund our early stage operations.  Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods.  As a result, unless we are able to generate recurring revenue in amounts sufficient to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses. It is possible that our business will not be successful and that we will be forced to cease operations in which event you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For fiscal year ended December 31, 2009 we reported revenues of $621,620, had a net loss of $455,697.  We reported revenues of $37,946 for the fiscal year ended December 31, 2008 and a net loss of $447,278.  The report of our independent public registered accounting firm on our financial statements for fiscal 2009 and 2008 raised substantial doubt about our ability to continue as going concern as a result of our net losses, cash used in operations and working capital deficit.

Our working capital was in a deficit of $277,556 at December 31, 2009, which is attributable to the net loss we sustained from operations. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

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

In accordance with the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, we are required to contribute the remaining $800,000 of registered capital to that company prior to May 2010. We do not presently have sufficient funds to make this capital contribution and will in all likelihood need to raise the capital prior to the due date of the contribution.  We are in progress to apply for a capital reduction.  The application is pending on the approval from State Administration of Foreign Exchange, Shanghai Bureau.  If we should fail to make the capital contribution prior to the due date or that our capital reduction application should fail, our business registration for Renewable Energy Enterprises (Shanghai) Company will be revoked and all of its business operations will cease. Although the company is newly formed and does not presently represent a significant portion of our consolidated operations, should the business of Renewable Energy Enterprises (Shanghai) Company expand in the future it is possible that the loss of the ability to conduct business through this Chinese subsidiary could adversely impact our ability to generate revenues in future periods.

BECAUSE OF THE LACK OF A LIQUID PUBLIC MARKET FOR OUR COMMON STOCK IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT SHAREHOLDERS.

Generally, small businesses such as ours which lack a liquid public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers in our capital raising efforts, in the event we should need to raise additional capital there are no assurances that we will be successful utilizing these existing sources. In such an event, we could be required to engage a broker-dealer to assist us in our capital raising efforts. Even if we are successful in finding a broker-dealer willing to assist us in raising capital, there are no assurances that the terms of financings offered by a broker-dealer will be as favorable as those we have offered our inventors to date. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company. In that event, it is unlikely our company will be a success and we could be forced to curtail some or all of our operations.

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

As of September 23, 2008, the Allen Huie Family Trust beneficially owns 13,662,000, shares of our common stock which represented 56% of our voting securities. Julie Yim G. Moy, the wife of our Chief Executive Officer Allen Huie, King Keung Moy and Debbie Moy are the trustees and each severally have voting and dispositive power of the shares beneficially owned by the Allen Huie Family Trust. Mr. Huie disclaims any beneficial ownership of the shares owned by the Allen Huie Family Trust. In addition, the Allen Tat Yan Huie Charitable Remainder Trust owns 8,132,800 or 34% of our issued and outstanding shares. The trustees of the Allen Tat Yan Huie Charitable Remainder Trust are Allen Huie and his wife Julie Yim G. Moy, which trustees each severally have voting and dispositive power of the shares owned by the Allen Tat Yan Huie Charitable Remainder Trust. As a result, the Allen Huie Family Trust, the Allen Tat Yan Huie Charitable Remainder Trust, and the trustees thereof, including the wife of our Chief Executive officer, are currently able to control matters such as electing directors and approving mergers or other business combination transactions. The Allen Huie Family Trust and the Allen Tat Yan Huie Charitable Remainder Trust interests may differ from other stockholders. It would be difficult for our shareholders to propose and have approved proposals not supported by the Allen Huie Family Trust. There can be no assurances that matters voted upon by the Allen Huie Family Trust will be viewed favorably by all shareholders of our company.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently have only one independent director. It is possible that if we were to have more independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 , the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after June 30, 2010. We did not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2009 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ended December 31, 2010. In addition, for our fiscal year ending December 31, 2010 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company

ITEM 2.

PROPERTIES.

Our principal executive office is located at Suite 802, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong, which we are leasing from an unrelated third party for approximately $1,925 a month without a lease.  We combine our operations with the operations of China Clean & Renewable Energy Limited in the same office space.  We do not anticipate any difficulties in securing adequate office space.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of CREH has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of CREH has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of CREH has been convicted of violating a federal or state securities or commodities law.

CREH is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of CREH has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

	High	Low

Fiscal 2009:
November 14, 2008 (commencement of quotation) through December 31, 2009	$-0-	$-0-

On January 19, 2010, the last sale price of our common stock as reported on the OTCBB was $0.0276. As of March 31, 2010, there were approximately 61record owners of our common stock.

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

In 2009, our redirected business plan was to focus on developing the markets for (1) the NCCO (Nano Confined Catalytic Oxider) air purification products, and (2) the MB Series resin product.  The NCCO line of products is based on a new air purification technology called Nano Confined Catalytic Oxidization.  The MB Series are new energy-efficient resin products produced by Chevron Phillips Chemicals (China) Company Limited.  The MB Series are considered a desirable substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

During the second quarter of 2009, the production of the MB resin products at Chevron Phillips (China) had turned unstable that caused their resin production to be severely disrupted.  The shortage of supplies of the MB resin caused our hard-earned clients to have to switch to other suppliers for continuous supplies of resin materials.  Unfortunately, these clients did not return to us after Chevron had resumed production.  Consequently, our sales of the third quarter have been adversely affected due to the production disruption at Chevron.  In addition, our relationship with Chevron Phillips (China) has also changed from a preferred agent one to an open-supply distribution situation.  As such, we no longer had the advantage of being the preferred distributor in that special market of environmentally friendly resin products.

In October, the board of directors of the Company received from Triple Ace Co., Ltd., a company established under Hong Kong laws and a creditor of CCRL, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEPL (the “Sale of Assets”).  Initially, the Sale of Assets offer was received favorably by the Company in view of the dampened strategic situation of the Company in the business of distributing resin and other clean manufacturing materials.  With the successful experience obtained from developing a new market for the K-MS products, the management is cautiously optimistic with the future of CREH’s resin distribution business.  Although the Sale of Assets offer is unrevoked and unexpired, CREH is not considering its acceptance at this moment.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For 2009 we reported revenues of $621,620 as compared to $37,946 for 2008.  The increase in revenues for 2009 compared to 2008 was due to the fact that we were a company in its early development stage in 2008; most of management’s focuses were on formulating and adjusting a business strategy that would fit us most.  The early development stage activities ended near the end of the second quarter (June 30, 2009) of 2009 and more management effort was put into selling our MB products.

Our cost of sales for 2009 was $557,962 compared to $33,488 for 2008. The increase in cost of sales is directly related to our increase in revenues.  In addition, cost of sales represented approximately 89.76% of revenues for 2009 and 88.25% for 2008.  The slight increase in the cost-to-revenue ratio in 2009 reflected the increasingly competitive condition in the resin market.

Our total operating expenses for 2009 were $508,170, compared to $452,199, representing a 12% ($55,971) of increase.  This increase can be attributed partly to the increases in operating activities, and partly to a provision for doubtful debts of $43,505.  The provision was made for the outstanding account receivable balance owed by the Foshan Nanhai Huayi Moulding and Plastic Co., Ltd.  The account was 154 days old as at March 16, 2010.  Management has been in negotiations with the debtor for settlement and will continue this effort.  Our operating expenses include professional fees (which include legal, accounting, and consulting fees), salary expense, and general and administrative expenses.

Our professional fees for 2009 decreased by $71,719, or approximately 35%, as compared to 2008.  Such decrease was due to the non-recurrent expenses paid in 2008 for a private financing and registration statement we filed with the Securities and Exchange Commission for the acquisition of CCRE.  Such acquisition related expenses were not recurrent in 2009.

Salary expense in 2009 includes compensation paid to an executive officer as well as five sales and marketing employees and two administrative assistants during the year.  In May, 2009, the employment of three of the five sales and marketing employees were discontinued due to cost rationalization.  The severance of the sales and marketing employees were paid for redundancy in the amount of $22,727 in total.  Two of our executive officers, Mr. Huie and Dr. Tang did not receive any compensation for their services in 2009.

General and administrative expenses increased $47,805, or approximately 42%, in 2009 from 2008, and reflect the development of our company during 2009.  Principal components of general and administrative expenses in 2009 were rent (approximately $38,994), travel ($12,109) and entertainment ($23,874) associated with our sales and marketing, testing expenses ($17,373) incurred in the development of the formulation for the K-MS products, and $5,330 in car expenses related to the company automobile used in China.

During 2010 we anticipate that our general and administrative expenses will continue to increase substantially as we continue to market our services and implement our business plan. As we anticipate our distribution of the K-MS products to pick up in 2010, we also plan to increase our staff to strengthen the administrative as well as the marketing functions.  Overall, however, we are not presently able to quantify the amount of increased operating expenses during 2010 due to the uncertainties related to the actual level of our operations given the K-MS distribution business is at its development stage.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2009, we had a working capital deficit of $277,556 as compared to a working capital of $175,498 at December 31, 2008. Principal changes in our balance sheet at December 31, 2009 from December 31, 2008 include:

•

Cash decreased by $209,258 as a result of the net loss from our 2009 operations

•

Deposits and accounts receivable increased by approximately $235,252 which reflects the development of our operations during 2009

•

Deferred charges were $4,468 in 2009 as compared to $33,540 in 2008.  The difference is due to the prepayment for transfer agent fees ($20,000) that was expended in 2009

•

Inventory was $43,054 in at December 31, 2009 compared to no inventory at December 31, 2008

•

Accounts payable for 2009 decreased by $9,644 compared to 2008

•

Increases in loan payable to $341,744 at December 31, 2009 compared to none for 2008.  The loans were raised from a non-related third party to finance the operations during 2009

•

Increase in note payable from a principal shareholder from $10,000 in 2008 to $158,210 in 2009 to finance the operations during 2009

•

Accrued interest increased by $11,775 in 2009 compared to 2008.  The increases reflect the heightened level of short term borrowing in terms of loan and note payable described

Net cash used in operating activities for 2009 was $697,999 as compared to $451,118 for 2008.  During 2009, we used cash to fund our net loss and the changes in the current assets and liabilities.

Net cash used in investing activities for 2009 was $7,141, which represented purchases of fixed assets, as compared to $9,356 during 2008.

Net cash provided by financing activities for 2009 was $495,861, which represented the proceeds obtained from the short term borrow discussed above, as compared to $664,605 for 2008.  The cash in 2008 represented proceeds to us from the sale of our securities.

We have a long-term commitment to provide additional registered capital to Renewable Energy

Enterprises (Shanghai) Company, Ltd.  On February 27, 2008, we received a certificate of registration and an operating license from the Chinese governmental agency for Renewable Energy Enterprises (Shanghai) Company, Ltd. to conduct business in China.  The registered capital of Renewable Energy Enterprises (Shanghai) Company, Ltd. is $1,000,000. According to the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, Ltd., China Clean & Renewable Energy Limited has to fulfill 20% of registered capital requirements of $200,000 within three months (by May 27, 2008) from the date of incorporation and 80% of registered capital requirements of $800,000 within two years from date of incorporation. We used a portion of the proceeds from the private offering in February/April 2008 to satisfy the registered capital requirement of $200,000.  Regarding the obligation for REEC to fulfill the remaining $800,000 capital requirement, the management is in progress to apply for a capital reduction.  The application is pending on the approval from State Administration of Foreign Exchange, Shanghai Bureau.

Employees

In view of the further expansion of the new K-MS distribution business, our management anticipates the need to hire additional full- or part- time employees over the next 12 months.  The additions, in the range from one to two full-time employees, are for strengthening the administrative and sales and marketing supports.  It is expected that the addition will occur near the end of the second quarter to be ended June 30, 2010.

Miscellaneous

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Allen Huie	51	Chairman of the Board, Chief Executive Officer and Secretary
Chin Wan Tang	49	Vice President and Chief Technical Officer
Tim Leung Wong	55	Vice President and Financial Controller

Allen Huie. Mr. Huie has served as a director, Chief Executive Officer and Secretary of our company since November 8, 2007. Mr. Huie is also the co-founder and has been President and Chief Executive Officer of China Clean & Renewable Energy Limited since September 2006. Mr. Huie is an investment banker and private equity investor in the greater China region. Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan. From August 2005 to 2008 Mr. Huie has been an advisor for AIP Strategic Investments Ltd., which invests in and operates retail outlets in Southern China that mainly sell herbal tea. From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the company in its principal business of providing on-line hotel and air travel bookings throughout China.

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

Compensation Committee. The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the Board of Directors. In addition, the Committee determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions on which they are granted, amends compensation plans within the scope of the Committee's authority and recommends plans and plan amendments to the Board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Board has previously adopted a written charter for the Compensation Committee on November 7, 2007. The Compensation Committee is presently composed of Mr. Huie who has been serving as the Chairman of the Compensation Committee.

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

The Nominating and Corporate Governance Committee uses various methods to identify director nominees. The Nominating and Corporate Governance Committee assesses the appropriate size and composition of the Board and the particular needs of the Board based on whether any vacancies are expected due to retirement or otherwise. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current board members, stockholders, or other sources. All candidates are evaluated based on a review of the individual's qualifications, skills, independence, and expertise. Our Nominating and Corporate Governance Committee, operates under a written charter which was adopted November 7, 2007. The Nominating and Corporate Governance Committee is presently composed of Mr. Huie who has been serving as the Chairman of the Nominating and Corporate Governance Committee.

Independent Directors

We currently have one director on our Board of Directors who are "independent" within the meaning of Marketplace Rule 4200 of the Financial Regulatory Industry Association (FINRA).

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2009.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($ (j)

Allen Huie (1)	2008	0	0	0	0	0	0	0	0
	2008	4,870	0	0	0	0	0	0	4,870

(1)

Mr. Huie has served as our Chief Executive Officer since November 8, 2007. For the year ended December 31, 2009, Allen Huie waived compensation due under his employment agreement in the amount of $34,322

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2009 or 2008, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested # (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (# (j)

Allen Huie	0	0	0	-	-	0	-	0	-

Director Compensation

Mr. Allen Huie is currently the one of four members of our Board of Director. Mr.Nelson Poon is an independent director, and Dr. (Stanley) Tang and Mr. Tim Leung Wong are other directors of our Board of Directors.  None of our directors receive any compensation in 2009 solely related to his services as a director.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  During fiscal 2009, we did not grant any options under the plan.

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

For fiscal 2009 ended December 31, 2009, we owed Mr. Wong, Dr. Tang, and Mr. Allen Huie $28,762, $63,336 and $63,336, respectively, of compensation to them under the terms of employment agreements between the Company and each of the individuals.  On March 26, 2009, the Company, Mr. Huie and Dr. Tang entered into an agreement whereby the executive officers’ compensation in arrear will be treated as a contribution to the capital of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2010, there were 24,580,000 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

our executive officers, directors and director nominees as a group.

Unless otherwise indicated, the address for each person is Room 802, 8/F, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage Of Class

Allen Huie (1)(2)(4)	8,132,800	33%

Wan Chin Tang(4)	230,000	*

Tim Leung Wong(4)	166,000	*

Daniel Wing Yin Chu(4)	89,000	*

All officers and directors as a group (three persons)(1)(2)(3)(4)	8,617,800	35%

Allen Tat Yan Huie Charitable Remainder Trust (1)(4)	8,132,800	33%

Allen Huie Family Trust (2)(4)(5)	13,662,000	56%

Julie Yim G. Moy (3)(4)(5)	21,794,800	89%

* less than 1%

(1)

Includes 8,132,800 shares held by Allen Tat Yan Huie Charitable Remainder Trust. Allen Huie and Julie Yim G. Moy, spouse of Allen Huie our chief Executive officer, are the trustees and each exercise voting control and dispositive power over all of the shares beneficially owned by Allen Tat Yan Huie Charitable Remainder Trust.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loan from Officer

The Company has received the following loans from Mr. Allen Huie:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7%, was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms for another year, and $4,091.88 of which still remains to be repaid.

•

The second loan of $25,792 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2010.

•

The third loan of $102,533.90 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured, and matures on April 28, 2010.

•

The fourth loan of $25,792 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 23, 2010.

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

Director Independence

Mr. Huie, Mr. Wong, and Dr. Tang are not considered as "independent" directors.  Mr. Poon is considered as an “independent” director.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deleon & Co. P.A served as our independent registered public accounting firm for fiscal 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2009 and fiscal 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees	$35,520	$42,014
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$35,520	$42,014

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal year 2008 and 2009 were pre-approved by the Board of Directors.

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

Date: April 12, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie Allen Huie	Chief Executive Officer and Chairman of the Board, principal executive officer and principal accounting and financial officer	Date: April 12, 2010

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

  China Renewable Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 2009, and 2008, and the related statement of Operations, stockholders’ equity  and cash flows for the years ended December 31, 2009 and 2008. China Renewable Energy Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida

April 12, 2010

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,2009	December 31,2008
ASSETS

Current Assets
Cash	$14,005	$223,263
Deposits	14,243	5,546
Accounts receivable	229,780	3,225
Deferred charges	4,468	33,540
Inventory	43,054	-
	305,550	265,574

Fixed Assets, net	11,634	8,349

Total Assets	317,184	273,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$13,130	$22,774
Loan Payable	341,744	-
Note payable-stockholder	158,210	10,000
Accrued Interest	12,574	800
Accrued Expenses	57,448	56,502
	583,106	90,076

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Subscription receivable	-	(5,907)
Other comprehensive income	1,183	1,162
Deficit accumulated	(976,168)	(520,471)
Total Stockholders' (Deficit) Equity	(265,922)	183,847

Total Liabilities and Stockholders' Equity	$317,184	$273,923

See accompanying notes to financial statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2009	2008

Revenue	$621,620	$37,946

Cost of Revenue	(557,962)	(33,488)

Gross Profit	63,658	4,458

Operating Expenses
Bad and doubtful debts	43,505	-
Professional fees	131,925	203,644
Salary Expense	169,999	133,619
General and administrative	162,741	114,936
Total Operating Expenses	508,170	452,199

Loss from Operations	(444,512)	(447,741)

Other Income(loss)	348	68

Interest Income	246	1,127
Interest Expense	(11,779)	(732)
Total other income(loss)	(11,185)	463

Net loss before provision for Income taxes	(455,697)	(447,278)

Provision for Income Taxes	-	-

Net Loss	$(455,697)	$(447,278)

Net Loss Per Share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	24,580,000	22,204,658

See accompanying notes to financial statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM DECEMBER 31, 2008  TO DECEMBER 31, 2009

	Blank check
	Preferred Stock		Common Stock						Total
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Stockholders
	Number of				Paid-in	Subscription	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivables	Income	Deficit	(Deficiency)
Balance, December 31,2007,	-	$-	39,300,000	$39,300	$113,124	$(110,512)	$15	$(45,980)	$(4,053)

Cancellation and retirement of shares			(15,000,000)	(15,000)	15,000				-
Stock issued for cash			280,000	280	556,359				556,639
Cash received from stockholders						104,605			104,605
Foreign currency translation gain							1,147		1,147
Pre acquisition net loss								(27,213)	(27,213)
Net Loss for the year								(447,278)	(447,278)

Balance, December 31,2008,	-	-	24,580,000	24,580	684,483	(5,907)	1,162	(520,471)	183,847

Net loss for the year	-	-	-	-	-	-	-	(455,697)	(455,697)
Cash received from shareholders	-	-	-	-	-	5,907	-	-	5,907
Foreign currency translation gain							21		21
Balance, December 31,2009,	-	$-	24,580,000	$24,580	$684,483	$-	$1,183	$(976,168)	$(265,922)

See accompanying notes to financial statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(455,697)	$(447,278)
Add : Losses from pre-acquisition operations	-	(27,213)
Total Net Loss	(455,697)	(474,491)
Adjustments to reconcile net loss to net cash used in
operations :-
Provision for doubtful debt	43,505	-
Depreciation	3,854	1,007
Change in operating assets and liabilities:
(Increase) in cash advanced	-	(6,594)
(Increase) in accounts receivable	(270,060)	(3,225)
(Increase) in deposits	(8,696)	(5,546)
Decrease/(Increase) in prepaid expenses	29,072	(16,988)
(Increase) in inventory	(43,054)	-
Increase in accrued expenses	12,721	57,145
(Decrease) in accounts payable	(9,644)	(2,426)
Net Cash Used In Operating Activities	(697,999)	(451,118)

Cash Flows From Investing Activities :
Purchase of fixed assets	(7,141)	(9,356)
Net Cash Used in Investing Activities	(7,141)	(9,356)

Cash Flows From Financing Activities :
Note payable-stockholder	148,210	-
Proceeds from other loan	341,744	-
Proceeds from issuance of common stock	5,907	664,605
Net Cash Provided by Financing Activities	495,861	664,605

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	(209,279)	204,131
Foreign currency effect on cash flows	21	1,145

Net (Decrease)Increase in cash	(209,258)	205,276
Cash at Beginning of Year	223,263	17,987
Cash at End of Year	$14,005	$223,263

The Company did not pay any amounts for interest or taxes during 2009 and 2008.

See accompanying notes to financial statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

The accompanying audited consolidated financial statements include the accounts of China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

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

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(D)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $0 as of December 31, 2008  and $43,505 as of December 31, 2009.

(E)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw material  to fill customer orders.  Excess raw material is created  when a vendor imposes a minimum buy in excess of actual . If excess material is not utilized after two fiscal years it is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consist of raw materials and was $$43,054 and $0 at December 31, 2009 and 2008.

(F)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers whose end products are sold to the United States Government.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

(G)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260, "Earnings per Share."  As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(H)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740 “Income Taxes”.  Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(I)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to five-year life for automobile and computer equipment.

(J)

Business Segments

The company considers its divisions as one segment for management purpose.

(K)

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

(L)

Recent Accounting Pronouncements

No recent accounting pronouncements that affect the Company were issued. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2

PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$11,672	3-5 years
Transportation Equipment	4,827	3-5 years
	16,499
Less Accumulated Depreciation	4,865
	$11,634

Depreciation and amortization expense was $3,854 and $1,007 for 2009 and 2008 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3

NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7%, was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms for another year, and $4,091.88 of which still remains to be repaid.

•

The second loan of $25,792 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2010.

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

•

The third loan of $102,533.90 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured, and matures on April 28, 2010.

•

The fourth loan of $25,792 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 23, 2010.

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,720 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended for another twelve months to November 20, 2010.

•

The second loan of $25,792 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2010.

•

The third loan of $64,480 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 10, 2010.

•

The fourth loan of $154,752 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 25, 2010.

NOTE 4

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 5

SUBSEQUENT EVENTS

The board of directors of the Company has received from Triple Ace Limited, a company established under Hong Kong laws, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEPL (the Sale of Assets).  The Sales of Assets shall qualify as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”).

The board of directors of CREH established a special committee with an independent director to consider and evaluate the fairness of the acquisition offer, and to report its recommendation to the full board of directors of CREH.  Based on the recommendation of the special committee, the board of directors has reached an understanding with Triple Ace Limited that CREH should defer its final decision regarding the acquisition offer to a later time as the CREH board of directors considers appropriate.

NOTE 6

COMMITMENTS

On July 1, 2009, REEC entered into a one-year lease, in the amount of $387 per month (CNY 3,000), for office premises in Shanghai, China.  The lease will expire on June 30, 2010.

In accordance with the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, we are required to contribute the remaining $800,000 of registered capital to that company prior to February 2010.  We do not presently have sufficient funds to make this capital contribution and will in all likelihood need to raise the capital prior to the due date of the contribution.  We are in progress of applying for a capital reduction.  The application is pending on the approval from State Administration of

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Foreign Exchange, Shanghai Bureau.  If we should fail to make the capital contribution prior to the due date, or that our capital reduction application should fail, our business registration for Renewable Energy Enterprises (Shanghai) Company may be revoked and all of its business operations will come to a cessation.  Although the company is newly formed and does not presently represent a significant portion of our consolidated operations, should the business of Renewable Energy Enterprises (Shanghai) Company expand in the future it is possible that the loss of the ability to conduct business through this Chinese subsidiary could adversely impact our ability to generate revenues in future periods.

NOTE 7

GOING CONCERN

The Company sustained a net loss of $976,168 since inception, and used cash in operations of $697,999 for the year ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.