Form 10-Q
period 2010-03-31
China Renewable Energy Holdings, Inc.
filed 2010-05-17
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-50196

CHINA RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	65-0968842 (I.R.S. Employer Identification No.)
Suite 802, Beautiful Group Tower 74-77 Connaught Road Central Wanchai, Hong Kong (Address of principal executive offices)	not applicable (Zip Code)
(852) 2384-6070 (Registrant’s telephone number, including area code)
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of May 12, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 appearing under Part I., Item 1. Description of Business - Risk Factors.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,2010	December 31,2009

ASSETS
Current Assets
Cash	$28,951	$14,005
Deposits	238,022	14,243
Accounts receivable	39,836	229,780
Deferred charges	6,382	4,468
Inventory	2,309,267	43,054
	2,622,458	305,550

Fixed Assets, net	10,642	11,634

Total Assets	2,633,100	317,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,266,296	$13,130
Loan Payable	374,392	341,744
Note payable-stockholder	255,179	158,210
Accrued Interest	24,846	12,574
Accrued Expenses	53,430	57,448
	2,974,143	583,106

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Subscription receivable	-	-
Other comprehensive income	1,183	1,183
Deficit	(1,051,289)	(976,168)
Total Stockholders' (Deficit)	(341,043)	(265,922)

Total Liabilities and Stockholders' Deficit	$2,633,100	$317,184

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31
	2010	2009

Revenue	$271,250	$16,680

Cost of Revenue	(251,123)	(8,233)

Gross Profit	20,127	8,447

Operating Expenses
Professional fees	14,281	19,140
Salary Expense	39,743	33,086
General and administrative	28,844	39,751
Total Operating Expenses	82,868	91,977

Loss from Operations	(62,741)	(83,530)

Other Income(loss)	1,164	283

Interest Income	26	120
Interest Expense	(13,570)	(175)
Total other income(loss)	(12,380)	228

Net loss before provision for Income taxes	(75,121)	(83,302)

Provision for Income Taxes	-	-

Net Loss	$(75,121)	$(83,302)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	6,060,822	6,060,822

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2010	2009

Cash Flows From Operating Activities:
Net Loss	$(75,121)	$(83,302)
Total Net Loss
Adjustments to reconcile net loss to net cash used in
operations :-
Depreciation	992	902
Change in operating assets and liabilities:
Decrease(Increase) in accounts receivable	189,944	(2,639)
(Increase) Decrease in deposits	(223,779)	4,696
(Increase) in prepaid expenses	(1,914)	(900)
(Increase) in inventory	(2,266,213)	(22,199)
Increase in accrued interest	12,272	175
(Decrease) in accrued expenses	(4,018)	(24,742)
Increase(Decrease) in accounts payable	2,253,166	(9,833)
Net Cash Used In Operating Activities	(114,671)	(137,842)

Cash Flows From Investing Activities :
Foreign currency exchange rate effect on cash
Purchase of fixed assets	-	(6,854)
Net Cash Used in Investing Activities	-	(6,854)

Cash Flows From Financing Activities :
Note payable-stockholder	96,969	-
Proceeds from other loan	32,648	-
Net Cash Provided by Financing Activities	129,617	-

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	14,946	(144,696)
Foreign currency effect on cash flows	-	(228)
Net Increase (Decrease) in cash	14,946	(144,924)
Cash at Beginning of Period	14,005	223,263
Cash at End of Period	$28,951	$78,339

The Company did not pay any amounts for interest or taxes during the three months in 2010 and 2009

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(UNAUDITED)

NOTE 1.

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  An allowance for doubtful accounts has been established.  The allowance amount was $43,505 as of March 31, 2010 and $0 as of March 31, 2009.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $2,309,267 and $43,054 at March 31, 2010 and 2009, respectively.

(G)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  With respect to the trade receivables, most of the Company’s products are custom made pursuant to contracts with customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances have historically been within management’s expectations.

(H)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

(I)

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

(J)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to five-year life for computer equipment.

(K)

Business Segments

The company considers its divisions as one segment for management purpose.

(L)

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

(M)

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements that are applicable to its operations.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2010, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$11,172	3-5 years
Furniture and Fixture	512
Transportation Equipment	4,805	3-5 years
	16,489
Less Accumulated Depreciation	5,847
	$10,642

Depreciation and amortization expense was $992 and $902 for 2010 and 2009 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3.

NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7%, was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2010, and $4,091.88 of which still remains to be repaid.

•

The second loan of $102,550.70 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured, and matures on April 28, 2010.

•

The third loan of $25,759.40 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2010.

•

The fourth loan of $25,759.40 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 22, 2011.

•

The fifth loan of $25,759.40 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2011.

•

The sixth loan of $18,451.52 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2011.

In addition, the Company has received from two other stockholders, who are also executive officers, the following loans:

•

The first loan of $38,639.10 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, and was matured on April 9, 2010.

•

The second loan of $14,167.67 was received from another EEPL director on March 11, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, and was matured on April 10, 2010.  This loan was repaid on April 23, 2010.

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,597.75 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2010.

•

The second loan of $25,759.40 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2010.

•

The third loan of $64,398.50 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 10, 2010.

•

The fourth loan of $154,556.40 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 25, 2010.

•

The fifth loan of $33,079.90 was received on January 20, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on January 19, 2011.

NOTE 4.

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 5.

SUBSEQUENT EVENTS

The board of directors of the Company has received from Triple Ace Limited, a company established under Hong Kong laws, its intent to acquire CREH’s 100% shareholding in CCRL in exchange for the assumption of all the liabilities and obligations of CCRL and its wholly-owned subsidiaries REEC and EEP (the Sale of Assets).  The Sales of Assets shall qualify as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”).

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

NOTE 6.

COMMITMENTS

On July 1, 2009, REEC entered into a one-year lease, in the amount of $387 per month (CNY 3,000), for office premises in Shanghai, China.  The lease will expire on June 30, 2010.

NOTE 7.

GOING CONCERN

The Company sustained a net loss of $1,051,289 for the period from December 17, 1999 (inception) to March 31, 2010, and used cash in operations of $1,294,370 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended March 31, 2010 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Business

China Renewable Energy Holdings, Inc. ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999. We were originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.  In view of the growing concerns regarding BPA leaching by the PC materials, we vision a market for PC and clear ABS (CABS) substitutes emerging for industries such as toys and food packaging.  Starting in 2009, we invested in formulating new resin products for the replacement of the more traditional CABS and PC materials.

The K-resins/MS blend (KMS) product family, which are proprietary formulated resins developed by EEPL.  They are blended under a formulation mainly targeting at the clear ABS and PC markets.  The materials itself are composed of K-resins produced by Chevron Phillips and SMMA produced by Nippon Steel Chemical.  The KMS products currently produced by EEPL carry two different grades, CRK 031 and CRK 038.  The CRK 031 is a lower priced product compared to CRK 038, and is mainly marketed as a superior clear ABS (CABS) substitute.  The CRK 038 is considered a premium product comparing to CABS, and is mainly marketed as a substitute for PC, which has a far better optical clarity and impact strength than CABS.  Compared to CABS, both CRK materials are far optically clearer, harder, and more cost effective.

The year of 2009 has been a year of seeding for the K-MS business.  We invested a lot of our time and resources on the strategic account management (SAM) customers on various production trials.  We expect the KMS business to start taking off.  Based on market feedback, CREH management has developed a sales forecast for the new resin products to take up 0.003% (approximately 3,000 tons) of the PC market in China in 2010.  At an average selling price of USD 2,600 per ton, the total sales forecast for 2010 is USD 7,800,000 for the year; most of which are expected to be from one major client, Hasbro, in the toys industry.  We expect our client base to grow after September, 2010, when the service agreement we have with Hasbro expires.

For the three months ended March 31, 2010, most of the orders, approximately $2,000,000, for the CRK products were not fulfilled due to a shift made in Hasbro’s production plan.  These orders were committed and secured by letters of credit received from the client.  We expect these unfulfilled orders to be delivered by June, 2010.

Overall, we generated revenues of $271,250 from the sales of the MB series and the newly formulated CRK products during the first quarter of 2010.  Approximately $19,500 of the $271,250 was from the fulfilled orders for the CRK series resin. The corresponding cost of sales amounted to $251,123.  The new CRK resin products have a similar cost of sales percentage (92.5%) compared to the MB resins.

For the three months ended March 31, 2010, the Company sustained a net loss of $75,121, compared to a net loss of $83,302 for the comparable period in 2009.  In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2009, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amount of $202,372 from a principle stockholder; other loans amounted of $52,806 from two executive officers; and $374,392 from an unrelated company.   As at March 31, 2010, our cash on hand was $28,951.  Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

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

Results of Operations

During the three months ended March 31, 2010 we report revenues of $271,250 compared to $16,680 during the three months ended March 31, 2009. The increase in sales for the three months ended March 31, 2010 can be attributed to sales of the MB series and CRK series resin products within our marketing and distribution division.  The corresponding cost of sales for the three months ended March 31, 2010 was $251,123 compared to $8,233 for the three months ended March 31, 2009. The increase in cost of sales for the three months ended March 31, 2010 is directly related to our increase in revenues.

The total operating expenses for the three-months ended March 31, 2010 were $82,868, compared to $91,977 for the corresponding period in 2009.  The change was due to decreases in the professional fees and the general and administrative expense, offset by a gentle increase in the salary expense for the three months ended March 31, 2010.

During the three months ended March 31, 2010 professional fees were $14,281 compared to $19,140 for the same period in 2009.  Professional fees for the three months ended March 31, 2010 included legal and accounting attributable to the preparation of our annual report for 2009.  Professional fees for the same period in 2009 included legal, accounting and consulting fees attributable to the general SEC complaints, the filing of the post-effect amendment, and the registration of the Company’s common shares.  The consulting fees, included in professional fees, represent fees payable to a related party under the terms of a one year consulting agreement entered into in November 2008 to provide strategic and financial consulting services to us.  The consulting agreement expired November 2008 and the final payment of $5,000 was made during the three months ended March 31, 2009.

Our general and administrative expenses were $28,844 for the three months ended March 31, 2010, and $39,751 for the three months ended March 31, 2009.  The decreases reflected our rationalization effort in controlling expenses started in the second half of 2009.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.

In the comparative three months in 2009, the executive officers agreed to hold back from taking salaries as agreed upon in their service contracts.  Salary payments to the executive officers had partially resumed and were reflected in the increase in the salary expense.

For the remaining of 2010, we anticipate a modest increase in both salary expense and the general and administrative expenses as we continue with our marketing and promotion of the CRK products.  However, we shall maintain our rationalization effort in controlling our expenses to remain competitive.

Liquidity and Capital Resources

As at March 31, 2010, we had a deficit in working capital of $351,685 as compared to that of $277,556 at December 31, 2009.  The negative change of $74,129 in the working capital largely reflects the net loss we sustained in the operations for the three months ended March 31, 2010.  The change in working capital was comprised of an increase in cash balances by $14,946, increase of $223,779 in deposits paid to vendors for purchasing of resin materials and their blending, a decrease in accounts receivable by $189,944, an increase in deferred charges by $1,914, increase in inventory by $2,266,213 offset by an increase of $2,253,166 in accounts payable, increase in loans and notes payable by $129,617, increase in accrued interest by $12,272, and a decrease of $4,018 in accrued expenses.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the three months ended March 31, 2010 was $114,671 as compared to $137,842 for the three months ended March 31, 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was $0, as compared to $6,854 used in the purchase of office equipment and an automobile for the business during the three months ended March 31, 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 was $129,617, which represents the proceeds obtained from loans and notes payable, as compared to $0 for the three months ended March 31, 2009.

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

In view of our refocused business strategy and the current financial situation, we have filed to the State Administration of Foreign Exchange, Shanghai Bureau, an application for waiving CCRE’s obligation to fulfill its capital requirement of $800,000.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: May 13, 2010