Form 10-Q
period 2010-06-30
China Renewable Energy Holdings, Inc.
filed 2010-08-16
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-50196

CHINA RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	65-0968842 (I.R.S. Employer Identification No.)
Suite 802, Beautiful Group Tower 74-77 Connaught Road Central Hong Kong (Address of principal executive offices)	not applicable (Zip Code)
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of July 29, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, OF 2010 AND 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,2010	December 31,2009
ASSETS
Current Assets
Cash	$178,792	$14,005
Deposits	70,096	14,243
Accounts receivable	1,329,110	229,780
Deferred charges	18,990	4,468
Inventories	432,367	43,054
	2,029,355	305,550

Fixed Assets, net	17,760	11,634

Total Assets	2,047,115	317,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,363,240	$13,130
Customer deposit received	18,175	-
Loan payable	373,409	341,744
Note payable-stockholder	324,826	158,210
Accrued interest	40,174	12,574
Provision for taxation	29,105	-
Accrued expenses	116,261	57,448
	2,265,190	583,106

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive income	1,182	1,183
Deficit	(928,320)	(976,168)
Total Stockholders' (Deficit)	(218,075)	(265,922)

Total Liabilities and Stockholders' Equity	$2,047,115	$317,184

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. & Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenue	$2,786,384	$234,482	$3,057,634	$251,162

Cost of Revenue	(2,561,390)	(221,752)	(2,812,513)	(229,985)

Gross Profit	224,994	12,730	245,121	21,177

Operating Expenses
Professional fees	8,252	18,468	22,532	37,608
Salary expenses	35,691	52,336	75,434	85,422
General and administrative	56,457	44,699	85,301	84,450
Total Operating Expenses	100,400	115,503	183,267	207,480

Profit/(Loss) from Operations	124,594	(102,773)	61,854	(186,303)

Other Income(loss)	610	65	1,774	348
Bad Debt provision written back	43,522	-	43,522	-

Interest Income	17	35	43	155
Interest Expenses	(16,670)	(1,594)	(30,240)	(1,769)
Total other income(loss)	27,479	(1,494)	15,099	(1,266)

Net profit/(loss) before provision for Income taxes	152,073	(104,267)	76,953	(187,569)

Provision for Income Taxes	(29,105)	-	(29,105)

Net Profit/(Loss)	$122,968	$(104,267)	$47,848	$(187,569)

Net Profit/(Loss) Per Share - basic and diluted	$0.005	$(0.004)	$0.01	$(0.007)

Weighted average number of shares outstanding
during the period - basic and diluted	24,580,000	24,580,000	24,580,000	24,580,000

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2010	2009

Cash Flows From Operating Activities:
Net Profit /(Loss) for the period	$47,848	$(187,569)
Total Net Profit/ (Loss)
Adjustments to reconcile net profit/(loss) to net cash used in operations:
Depreciation	2,420	1,886
Change in operating assets and liabilities:
Decrease(Increase) in cash advanced		6,594
Decrease(Increase) in accounts receivable	(1,099,331)	(52,547)
(Increase) Decrease in deposits	(55,853)	438
(Increase) in prepaid expenses	(14,522)	(17,613)
(Increase) in inventories	(389,313)	-
Decrease in subscription receivable	-	5,907

Increase/(Decrease) in accrued expenses	115,518	(4,136)
Increase in customer deposit received	18,175	-
Increase(Decrease) in accounts payable	1,350,110	(20,800)
Net Cash Used In Operating Activities	(24,948)	(267,840)

Cash Flows From Investing Activities :
Purchase of fixed assets	(8,545)	(7,368)
Net Cash Used in Investing Activities	(8,545)	(7,368)

Cash Flows From Financing Activities :
Note payable-stockholder	226,444	122,376
Repayment to stockholder	(61,140)	-
Repayment to other loan	(95,677)	-
Proceeds from other loan	128,654	96,773
Net Cash Provided by Financing Activities	198,281	219,149

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	164,788	(56,059)
Foreign currency effect on cash flows	(1)	(922)
Net Increase (Decrease) in cash	164,787	(56,981)
Cash at Beginning of Period	14,005	223,263
Cash at End of Period	$178,792	$166,282

The Company paid $1,176.77 for interest during the six months in 2010 but did not pay any interest in 2009.  The Company did not pay any taxes in 2010 or 2009.

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  An allowance for doubtful accounts in the amount of $43,522, outstanding at March 31, 2010, was written back due to full settlement by the customer.  There was no allowance for doubtful accounts provided as of June 30, 2010 and 2009.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $432,367 and $43,054 at June 30, 2010 and December 31, 2009, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2010, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$19,692	3-5 years
Furniture and Fixture	515
Transportation Equipment	4,837	3-5 years
	25,044
Less Accumulated Depreciation	7,284
	$17,760

Depreciation and amortization expense was $2,420 and $1,886 for the six months ended June 30, 2010 and 2009 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3 - NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2010, and $4,091.88 of which still remains to be repaid.

•

The second loan of $103,222.70 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2011.

•

The third loan of $25,685.20 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2010.

•

The fourth loan of $25,685.20 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2011.

•

The fifth loan of $25,685.20 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and will mature on March 29, 2011.

•

The sixth loan of $18,451.52 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and will mature on February 10, 2011.

•

The seventh loan of $38,527.80 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and will mature on April 11, 2011.

•

The eighth loan of $44,949.10 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and will mature on May 13, 2011.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,527.80 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to September 30, 2010.

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,319.50 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2010.

•

The second loan of $25,685.20 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2010.

•

The third loan of $64,213 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 10, 2010.

•

The fourth loan of $154,111.20 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 25, 2010.

•

The fifth loan of $33,079.90 was received on January 20, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on January 19, 2011.

NOTE 4 - RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 5 - SUBSEQUENT EVENTS

On July 6, 2010, C B Resources Limited (“CBRL”) was incorporated under the laws of Hong Kong, China.  CBRL is a wholly owned subsidiary of CREH.  The company was organized to own and invest in energy related facilities and resources in China.

NOTE 6 - COMMITMENTS

On July 1, 2009, REEC entered into a one-year lease, in the amount of $387 per month (CNY 3,000), for office premises in Shanghai, China.  The lease expired on June 30, 2010.

NOTE 7 - GOING CONCERN

The Company sustained a net loss of $928,320 for the period from December 17, 1999 (inception) to June 30, 2010, and used cash in operations of $1,281,597 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended June 30, 2010 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Business

China Renewable Energy Holdings, Inc. ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999. We were originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.  In view of the growing concerns regarding BPA leaching by the PC materials, we vision a market for PC and clear ABS (CABS) substitutes emerging for industries such as toys and food packaging.  Starting in early 2009, we invested in formulating new resin products for the replacement of the more traditional CABS and PC materials.

The K-resins/MS blend (KMS) product family, which are proprietary formulated resins developed by EEPL.  They are blended under a formulation mainly targeting at the clear ABS and PC markets.  The resin materials are composed of K-resins, produced by Chevron Phillips, and SMMA, produced by Nippon Steel Chemical.  The KMS product EEPL currently produces and distributes is CRK 038.  This product is marketed as a non-PBA substitute for PC, which has a far better optical clarity and impact strength than CABS.  In terms of cost effectiveness to the users, CRK 038 has a strong price advantage compared to PC.

The year of 2009 has been a year of seeding for the K-MS business.  We invested a lot of our time and resources on the strategic account management (SAM) customers on various production trials.  We expect the KMS business to start taking off.  Based on market feedback, CREH management developed a sales forecast near the beginning of 2010 for the new resin products to take up 0.003% (approximately 3,000 tons or $7,800,000 worth of sales) of the PC market in China in 2010.  Most of which are expected to be from one major client, Hasbro, in the toys industry.

During the second quarter ended June 30, we have experienced a slower-than-forecast demand pattern due to a delayed adoption of a specific application by our major customer (Hasbro), who uses our CRK 038 resins.  Since the toy industry operate on strict timetables, the delayed adoption resulted in pushing back the orders for CRK 038 until the next production cycle, more likely to early next year.  As such, we expect the KMS sales to be one-third lower than our earlier forecast of 3,000 tons.

The revised KMS sales forecast has a negative impact of approximately $2,600,000 on our annual sales for 2010.  However, during the three-month period ended June 30, 2010, the sales of the other product line, the MB resins, have been improved.  This trend is expected to continue and mitigate the negative effect of the slower than expectation KMS sales.  As a result, we adjusted out total annual sales forecast for 2010 from originally $7,800,000 to $6,800,000.

In September, 2010, the sole distribution service agreement with Hasbro regarding the supply of the KMS products will expire.  We shall no longer be restricted from supply the KMS resins to other clients.  Therefore, we expect our client base to grow after the expiration of this exclusive service agreement.  However, the recent fluctuations in the styrene monomer (SM) supplies add uncertainty to the

KMS markets.  The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the sales growth of KMS.  Nonetheless, we are confident about market acceptance of CRK 038 and expect a steady take-up by customers going forward.

For the three months ended June 30, 2010, most of the unfulfilled orders for the CRK products (KMS product line) from the first quarter were delivered.  Overall, we generated revenues of $2,786,384 from the sales of the MB series and the newly formulated CRK products during the three months ended June 30, 2010.  Approximately $2,146,073 of the $2,786,384 was from the fulfilled orders for the CRK series resin. The corresponding cost of sales amounted to $2,561,390.  The new CRK resin products have a similar cost of sales percentage (92%) compared to the MB resins.

For the three months ended June 30, 2010, the Company made a net profit of $122,968, compared to a net loss of $104,267 for the comparable period in 2009.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2009, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amount of $324,826 from a principle stockholder and an executive officer; and $373,409 from an unrelated company.   As at June 30, 2010, our cash on hand was $178,792.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan for the funding of our operations.  While the operations in the three months ended June 30, 2010 started to show more positive signs, we shall nonetheless continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

Should the funds generated from operating activities fall short of the cash needs, additional capital would need to be raised.  Where necessary, we plan to continue to provide for our capital requirements through the sale of equity securities; however, we have no firm commitments from any third party to provide this financing.  Although we maintain reasonably optimistic about our prospect of being solvent, we cannot assure you we will be successful in raising working capital as needed.  As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or continue to generate positive operating results.

Results of Operations

Three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009

During the three and six months ended June 30, 2010 we report revenues of $2,786,384 and $3,057,634, respectively, compared to $234,482 and $251,162 during the three and six months, respectively, ended June 30, 2009.  The increases in sales for the three and six months ended June 30, 2010 were due to the sales of the KMS resin products and the MB Series resin products. Our costs of sales for the three and six months ended June 30, 2010 were $2,561,390 and $2,812,513, respectively, as compared to $221,752 and $229,985 for the three and six months, respectively, ended June 30, 2009. The difference in cost of sales was directly related to our increase in revenues in 2010. As a percentage, costs of sales for the three and six months ended June 30, 2010 were 92% and 95%, respectively.  The difference in the percentages can be attributed to the change in sales mix as the gross margin for the KMS products is higher than that of the MB line.

Our total operating expenses for the three months and six months ended June 30, 2010 were $100,400 and $183,267, respectively, as compared to $115,503 and $207,480, respectively, for the corresponding periods of 2009.  The decrease is primarily due to the savings in the professional fees and salary expenses, slightly offset by an increase in the general and administrative expense.  The decrease in the professional fees was due to the costs related to the post-effective amendment and share registration occurred in the corresponding period in 2009 did not recur again in 2010.  For the three- and six-month periods ended June 30, 2010, we incurred $35,691 and $75,434, respectively, in salary expense; while we spent $52,336 and $85,422 of salary in the three- and six-month ended June 30 of 2009.  The reduction in the salary expenses in both periods were due to the restructuring of the Company’s sales force that was implemented in 2009.  As the operations start to pick up, we expect the salary expenses to increase modestly for the remaining of the year.

Regarding the general and administrative expenses, we incurred $56,456 and $85,301, respectively, during the three- and six-month periods ended June 30, 2010; while we spent $44,699 and $84,450, respectively, for the comparable periods in 2009.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The increases in the general administrative expenses in the three- and six-month periods ended June 30, 2010 as compared to the comparative periods in 2009 are mainly attributed to the increases in bank charges, car expenses, and business traveling expenses.  The increases in the general administrative expenses reflected an increased business activities in 2010 as compared to 2009.  As the management continues its cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2010 will remain at a level comparable to the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, we had a deficiency in working capital of $235,835 as compared to a deficiency of $277,556 at December 31, 2009.  Major changes in the liquidity include an increase in the cash balances by $164,787, an increase of $1,099,331 in accounts receivable, an increase of $389,313 in inventory, increase in accounts payable by $1,350,110, and an increase of $165,304 in notes payable to stockholder.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the six months ended June 30, 2010 was $24,948 as compared to $267,840 for the six months ended June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $8,545, as compared to $7,368 during the six months ended June 30, 2009.

Net cash provided by financing activities for the six months ended June 30, 2010 was $198,281, as compared to $219,149 for the six months ended June 30, 2009 which represented proceeds to us from borrowing.

We originally had a long-term commitment to provide additional registered capital to Renewable Energy Enterprises (Shanghai) Company, Ltd.  The registered capital of Renewable Energy Enterprises (Shanghai) Company, Ltd. was $1,000,000.  According to the Articles of Association of Renewable Energy Enterprises (Shanghai) Company, Ltd., China Clean & Renewable Energy Limited had to fulfill 20% of registered capital requirements of $200,000, which had been fulfilled within three months (i.e. by May 27, 2008) from the date of incorporation.  The remaining of the registered capital requirements of $800,000 would need to be fulfilled within two years from date of incorporation.  In view of our refocused business strategy and the current financial situation, we filed to the State Administration of Foreign Exchange, Shanghai Bureau, an application for waiving CCRE’s obligation to fulfill its capital requirement of $800,000.  The application was approved and the $800,000 capital commitment requirement was waived by the approval.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: August 13, 2010