Form 10-Q
period 2010-09-30
China Renewable Energy Holdings, Inc.
filed 2010-11-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of November 3, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, OF 2010 AND 2009 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,2010	December 31,2009
ASSETS
Current Assets
Cash	$177,245	$14,005
Deposits	94,721	14,243
Accounts receivable	403,361	229,780
Deferred charges	8,702	4,468
Inventories	640,619	43,054
	1,324,648	305,550

Fixed Assets, net	36,323	11,634

Total Assets	1,360,971	317,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$449,802	$13,130
Loan Payable	374,550	341,744
Note payable-stockholder	491,820	158,210
Accrued Interest	56,313	12,574
Provision for Taxation	41,804	-
Accrued Expenses	129,136	57,448
	1,543,425	583,106
Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive income	1,514	1,183
Deficit	(893,031)	(976,168)
Total Stockholders' (Deficit)	(182,454)	(265,922)

Total Liabilities and
Stockholders' Equity	$1,360,971	$317,184

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. & Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009

Revenue	$1,302,241	$89,197	$4,370,988	$340,359

Cost of Revenue	(1,141,807)	(80,413)	(3,968,634)	(310,398)

Gross Profit	160,434	8,784	402,354	29,961

Operating Expenses
Professional fees	11,407	13,537	33,952	51,144
Salary Expense	47,661	42,151	123,116	127,574
General and administrative	35,324	33,836	117,462	118,286
Total Operating Expenses	94,392	89,524	274,530	297,004

Profit/(Loss) from Operations	66,042	(80,740)	127,824	(267,043)

Other Income(loss)	679	43	676	348
Bad Debt provision written back			44,244	-

Interest Income	-	-	97	197
Interest Expense	(17,657)	(3,097)	(47,958)	(4,865)
Total other income(loss)	(16,978)	(3,054)	(2,941)	(4,320)

Net profit/(loss) before provision for Income taxes	49,064	(83,794)	124,883	(271,363)

Provision for Income Taxes	(9,629)	-	(41,746)	-

Net Profit/(Loss)	$39,435	$(83,794)	$83,137	$(271,363)

Net Profit/(Loss) Per Share - basic and diluted	0.00	$(0.00)	0.00	(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	24,580,000	24,580,000	24,580,000	24,580,000

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended 30 September
	2010	2009

Cash Flows From Operating Activities:
Net Profit /(Loss) for the period	$83,137	$(271,363)
Adjustments to reconcile net profit /(loss) to net cash used in operations :-
Profit on disposal of fixed assets	(676)	-
Depreciation	4,061	2,883
Change in operating assets and liabilities:
(Increase) in accounts receivable	(173,581)	(35,214)
(Increase) Decrease in deposits	(80,478)	5,136
(Increase) in prepaid expenses	(4,234)	(20,397)
(Increase) in inventory	(597,565)	(9,813)
Increase in accrued interest	43,739	-
Increase (Decrease) in accrued expenses	113,492	(7,225)
Increase in accounts payable	436,672	4,327
Net Cash Used In Operating Activities	(175,433)	(331,666)

Cash Flows From Investing Activities :
Foreign currency exchange rate effect on cash	-	-
Net proceeds from sales of fixed assets	3,102	-
Purchase of fixed assets	(31,177)	(7,137)
Net Cash Used in Investing Activities	(28,075)	(7,137)

Cash Flows From Financing Activities :
Note payable-stockholder	392,132	154,155
Repayment to stockholder	(58,522)	-
Repayment to other loan	(121,767)	-
Proceeds from other loan	154,573	96,772
Net Cash Provided by Financing Activities	366,416	250,927

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	162,908	(87,876)
Foreign currency effect on cash flows	332	(456)
Net Increase (Decrease) in cash	163,240	(88,332)
Cash at Beginning of Period	14,005	223,263
Cash at End of Period	$177,245	$134,931

The Company paid $543.75 and none for interest during the nine months in 2010 and 2009, respectively.
The Company did not pay taxes during the nine months in 2010 and 2009

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

CREH and its’ wholly owned subsidiaries, CCRL, REEC, EEPL, and CBRL are hereafter referred to as the “Company”.

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  As of September 30, 2010, C B Resources Limited (“CBRL”) did not have any business transaction recorded.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  There was no allowance for doubtful accounts provided as of September 30, 2010 and 2009.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $640,619 and $43,054 at September 30, 2010 and December 31, 2009, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

NOTE 2

PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2010, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$19,683.18	3-5 years
Furniture and Fixture	478.39
Transportation Equipment	22,572.48	3-5 years
	42,734.05
Less Accumulated Depreciation	6,410.95
	$36,323.09

Depreciation and amortization expense was $1,649.35 and $1,002.14 for the three months ended September 30, 2010 and 2009 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3

NOTE PAYABLE

The Company has received the following loans from a principal stockholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2010, and $4,091.88 of which still remains to be repaid.

•

The second loan of $104,615.70 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2011.\

•

The third loan of $25,770.80 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2010.

•

The fourth loan of $25,770.80 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2011.

•

The fifth loan of $25,770.80 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2011.

•

The sixth loan of $18,455.24 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2011.

•

The seventh loan of $38,656.20 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 11, 2011.

•

The eighth loan of $45,098.90 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 13, 2011.

•

The ninth loan of $164,933.12 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on December 31, 2010.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,656.20 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to December 9, 2010.

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,640.50 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2010.

•

The second loan of $25,770.80 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2010.

•

The third loan of $64,427 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 10, 2010.

•

The fourth loan of $154,624.80 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 25, 2010.

•

The fifth loan of $33,086.36 was received on January 20, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on January 19, 2011.

NOTE 4

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 5

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to September 30, 2010.

NOTE 6

COMMITMENTS

There was no major commitment outstanding as at September 30, 2010.

NOTE 7

GOING CONCERN

The Company sustained a net loss of $893,032 for the period from December 17, 1999 (inception) to September 30, 2010, and used cash in operations of $1,357,607 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended September 30, 2010 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Through EEPL, we continue our efforts to develop proprietary formulated resin products for substituting PC and CABS.  The new resin materials we focus in 2010 have been the K-resins/MS blend (KMS) product family.  The KMS materials are composed of K-resins, produced by Chevron Phillips, and SMMA, produced by Nippon Steel Chemical.  The KMS product EEPL currently produces and distributes is CRK 038.  This product is marketed as a non-PBA substitute for PC, which has a far better optical clarity and impact strength than CABS.  In terms of cost effectiveness to the users, CRK 038 has a strong price advantage compared PC.  Based on market feedback, CREH management developed a sales forecast near the beginning of 2010 for the new resin products to take up 0.003% (approximately 3,000 tons or $7,800,000 worth of sales) of the PC market in China in 2010.  Most of which are expected to be from one major client, Hasbro, in the toys industry.

During the third quarter ended September 30, we continued to experience a slower-than-forecast demand pattern due to the delayed adoption of CRK 038 by our major customer (Hasbro).  Since the toy industry operate on strict timetables, the delayed adoption resulted in pushing back the orders for CRK 038 until the next production cycle in early 2011.  As such, we expect the KMS sales to be 55% lower than our earlier forecast of 3,000 tons.

The revised KMS sales forecast has a negative impact of approximately $4,290,000 on our annual sales for 2010.  However, during the three-month period ended September 30, 2010, the sales of the other product line, the MB resins, have been significantly improved.  This trend is expected to continue and mitigate the negative effect of the slower than expectation KMS sales.  As a result, we adjusted our total annual sales forecast for 2010 from the originally $7,800,000 to $6,100,000.

The sole distribution service agreement with Hasbro regarding the supply of the KMS products expired on September 30, 2010.  We are no longer restricted from supply the KMS resins to other clients.  Therefore, we expect our client base to grow after the expiration of this exclusive service agreement.  However, the recent fluctuations in the styrene monomer (SM) supplies add uncertainty to the KMS markets.  The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the sales growth of KMS.  Nonetheless, we are confident about market acceptance of CRK 038 and expect a steady take-up by customers going forward.

For the three months ended September 30, 2010, we generated revenues of $627,086 from the sales of the MB series and $675,155 from the newly formulated CRK products.  Total sales for the three months ended September 30, 2010 amounted to $1,302,241 with a cost of sales amounted to $1,141,807.  The cost of sales percentage for the three months was 87.68%, which was lower than our usual 92%.  The favorable variance was due to the difference between the increasing price trend for resins in the market and the pre-existing contract prices of our inventory.  We expect in longer term, the cost of sales will catch up with the market and maintain at around 92%.

For the three months ended September 30, 2010, the Company made a net profit of $39,435, compared to a net loss of $83,794 for the comparable period in 2009.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2009, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amounts of $491,820 from a principle stockholder and an executive officer; and $374,550 from an unrelated company.   As at September 30, 2010, our cash on hand was $177,245.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan for the funding of our operations.  While the operations in the three months ended September 30, 2010 continued to show more positive signs, we shall nonetheless continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

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

Results of Operations

Three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009

During the three and nine months ended September 30, 2010 we report revenues of $1,302,241 and $4,370,988, respectively, compared to $89,197 and $340,359 during the three and nine months, respectively, ended September 30, 2009.  The increases in sales for the three and nine months ended September 30, 2010 were due to the sales of the KMS resin products and the MB Series resin products. Our costs of sales for the three and nine months ended September 30, 2010 were $1,141,807 and $3,968,634, respectively, as compared to $80,413 and $310,398 for the three and nine months, respectively, ended September 30, 2009. The difference in cost of sales was directly related to our increase in revenues in 2010. As a percentage, costs of sales for the three and nine months ended September 30, 2010 were 87.68% and 90.80%, respectively.  The difference in the percentages can be attributed to the favorable sales price variances and the change in the sales mix as the gross margin for the KMS products is higher than that of the MB line.

Our total operating expenses for the three months and nine months ended September 30, 2010 were $94,392 and $274,530, respectively, as compared to $89,524 and $297,004, respectively, for the corresponding periods of 2009.  The change is primarily due to the savings in the professional fees.  The slight increase in the salary expense was due to the addition of a management trainee to the staff for an increased operation level.  The decrease in the professional fees was due to the costs related to the post-

effective amendment and share registration occurred in the corresponding period in 2009 did not recur again in 2010.  For the three- and nine-month periods ended September 30, 2010, we incurred $47,661 and $123,116, respectively, in salary expense; while we spent $42,151 and $127,574 of salary in the three- and nine-month ended September 30 of 2009.

Regarding the general and administrative expenses, we incurred $35,324 and $117,462, respectively, during the three- and nine-month periods ended September 30, 2010; while we spent $33,836 and $118,286, respectively, for the comparable periods in 2009.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The mild increase in the general and administrative expenses reflected an increased level of business activities in 2010 as compared to 2009.  As the management continues its cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2010 will remain at a level comparable to the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, we had a deficiency in working capital of $218,777 as compared to a deficiency of $277,556 at December 31, 2009.  Major changes in the liquidity include an increase in the cash balances by $163,240, an increase of $173,581 in accounts receivable, an increase of $597,565 in inventory, increase in accounts payable by $436,672, and an increase of $333,610 in notes payable to stockholder.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the nine months ended September 30, 2010 was $175,433 as compared to $331,666 for the nine months ended September 30, 2009.

Net cash used in investing activities for the nine months ended September 30, 2010 was $28,075, as compared to $7,137 during the nine months ended September 30, 2009.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $366,416, as compared to $250,927 for the nine months ended September 30, 2009 which represented proceeds to us from borrowing.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: November 13, 2010