Form 10-K
period 2010-12-31
China Renewable Energy Holdings, Inc.
filed 2011-04-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

((Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52918

CHINA RENEWABLE ENERGY HOLDINGS, INC.
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

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of April 8, 2011.

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

Despite the efforts of our management, during 2009 we were unable to secure any consultancy or advisory agreements or related business. We believe that the global economic turmoil combined with suddenly fallen oil prices, as well as delays in carbon credit approvals negatively affected CDM-based renewable energy projects in China.

In view of the recent global economic turmoil and our limited financial resources, our business plan for 2010 has been to continue to focus on the marketing and distribution of energy efficient products in China.  Our objective for 2010 was for the Company to generate a positive cash flow and remain a going concern.  According to our plan, we would pursue other renewable energy projects and opportunities once we could attain a balance of cash flows.

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

Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) was incorporated under the laws of the People’s Republic of China on February 27, 2009. REEC was organized to provide renewable energy products and equipment in China.

EEP Limited (“EEPL”) was incorporated under the laws of Hong Kong, China on March 23, 2010.  The company was organized to market and distribute products and equipment that are environmentally friendly and energy-efficient in China.

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

In 2010, our redirected business plan was to focus on developing the markets for (1) KMS Blend products, (2) the MB Series resin products, and (3) the H900 Series resin products.

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

The H 900 series product is a new HIPS product series developed by our major supplier NSCC in Japan.  Currently, we are still at a relatively early stage of its development.  More studies are needed in order to fully unfold all the possible applications and understand its full potential.  At this initial stage, we are optimistic about its future marketability.

Market Outlook

For 2011, our marketing focus continues to be on the CRK and MB lines of products.  In particular, we still believe there are a number of competitive advantages in the CRK lines.  The technical specifications of K-MS are in the range between CABS and PC in exception of raw material base and processing conditions.  K-MS is developed with full focus on the CABS and PC markets.  Major application areas include electronics, home appliances, CD/DVD, automobiles, stationary, construction panels, and toys.

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

The year of 2009 has been a year of seeding for the K-MS business.  We invested a lot of our time and resources on the SAM customers on various production trials.  As for Year 2010, we had expected the K-MS Blend business to start kicking off.  Based on market feedback, CREH management expects to take up 0.003% (approximately 3,000 tons) of the PC market in China in 2010.  At an average selling price of USD

2,600 per ton, the total sales forecast for 2010 is USD 7,800,000 for the year.  However, due to our main client’s (Hasbro) slower-than-expected adoption of the materials, the sales of the K-MS products reached only about 40% of what had been expected.

While markets signs had indicated the prospect for K-MS to be positive that the sales regarding the K-MS products should eventually pick up in 2011, the recent misfortunate disaster in Japan however has overshadowed our market prospect to a certain extent.  As our supplier of the SMMA materials we need in the blending of the K-MS products is located in southern Japan, the supplier has not suffered a direct impact from the earthquakes; the nuclear leakage issues derived from the earthquakes have created issues in the logistics aspect.  Many shipping and transportation companies have indicated reluctance to approach Japan.  To be prudent, the management will still need to see more indications to come up a realistic assessment.

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

Employees

As of April 8, 2011 we have seven full time employees of which four are executives, one is in sales and marketing, and two in general administration.  All based in our Hong Kong and Shanghai offices. We believe our employee relations to be good.

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

We began operations in April 2006 and our activities through June 30, 2010 were limited to the development of our business model and raising the initial capital to fund our early stage operations.  Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods.  As a result, unless we are able to generate recurring revenue in amounts sufficient to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses. It is possible that our business will not be successful and that we will be forced to cease operations in which event you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For fiscal year ended December 31, 2010 we reported revenues of $6,158,457, had a net loss of $47,371.  We reported revenues of $621,620 for the fiscal year ended December 31, 2009 and a net loss of $455,697.  The report of our independent public registered accounting firm on our financial statements for fiscal 2010 and 2009 raised substantial doubt about our ability to continue as going concern as a result of our net losses, cash used in operations and working capital deficit.

Our working capital was in a deficit of $350,020 at December 31, 2010, which is attributable to the net loss we sustained from operations. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

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

ECONOMIC ACTIVITY IN CHINA MAY STAGNATE

In the period leading up to the first half of 2009, the Chinese economy experienced periods of rapid expansion and high rates of inflation.  During those past 10 years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%.  These factors have led to the adoption by the Peoples Republic of China government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  By the second half of 2009, however, the global financial crisis caused a severe contraction in Chinese exports and industrial production.  In response, the Chinese government announced a massive stimulus package to promote the Chinese economy.  There are no assurances that such measures will work and the economic activity in China may continue to stagnate for the future.  Any actions by the Peoples Republic of China government to either contain inflation or stimulate growth could have the effect of limiting out ability to grow our revenues in future periods.

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

As of April 8, 2011, the Allen Huie Family Trust beneficially owns 13,662,000, shares of our common stock which represented 56% of our voting securities. Julie Yim G. Moy, the wife of our Chief Executive Officer Allen Huie, King Keung Moy and Debbie Moy are the trustees and each severally have voting and dispositive power of the shares beneficially owned by the Allen Huie Family Trust. Mr. Huie disclaims any beneficial ownership of the shares owned by the Allen Huie Family Trust. In addition, Mr. Huie owns 8,132,800 or 34% of our issued and outstanding shares. As such, Mr. Allen Huie and his wife Julie Yim G. Moy, are currently able to control matters such as electing directors and approving mergers or other business combination transactions. These control shareholders may have interests different from other stockholders. It would be difficult for our shareholders to propose and have approved proposals not supported by the Allen Huie Family Trust. There can be no assurances that matters voted upon by the Allen Huie Family Trust will be viewed favorably by all shareholders of our company.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 , the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after June 30, 2010. We did not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2010 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ended December 31, 2010. In addition, for our fiscal year ending December 31, 2010 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

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

None.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 13, 2009, our common stock has been quoted on the OTCBB under the symbol CREO. The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2010:
November 14, 2009 (commencement of quotation) through December 31, 2010	$1.2	$0.026-

On April 8, 2011, the last sale price of our common stock as reported on the OTCBB was $0.13. As of March 31, 2011, there were approximately 61record owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business

Through EEPL, we continue our efforts to develop proprietary formulated resin products for substituting PC and CABS.  In addition to the K-resins/MS blend (KMS) product family, we also developed a new product series, H900.  Based on market feedback, CREH management developed a sales forecast near the beginning of 2010 for the new resin products to take up 0.003% (approximately 3,000 tons or $7,800,000 worth of sales) of the PC market in China in 2010.  Most of which are expected to be from one major client, Hasbro, in the toys industry.

During 2010, we experienced a slower-than-forecast demand pattern due to the delayed adoption of CRK 038 by our major customer (Hasbro).  Since the toy industry operate on strict timetables, the delayed adoption resulted in pushing back the orders for CRK 038 until the next production cycle in early 2011.

The slower than forecast KMS sales had a negative impact of approximately $4,290,000 on our annual sales for 2010.  However, during the latter half year of 2010, the sales of the other product line, the MB resins, significantly improved.  The increased MB resin sales together with sales from the H900 products developed near the end of 2010 mitigated the negative effect of the slower than expectation KMS sales.  As a result, our total annual sales for 2010 reported a total of $6,158,457, which was slightly ahead of our revised sales forecast of $6,100,000 as of September 30, 2010.

The sole distribution service agreement with Hasbro regarding the supply of the KMS products expired on September 30, 2010.  We are no longer restricted from supplying the KMS resins to other clients.

Therefore, we expect our client base to grow after the expiration of this exclusive service agreement.  However, the recent fluctuations in the styrene monomer (SM) supplies and the possible shortage of other industrial raw materials from Japan derived from the recent disasters add uncertainty to the KMS markets.  The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the growth in sales of KMS.  Nonetheless, we are confident about the market acceptance of CRK 038 and expect a steady take-up by customers going forward.

For the year ended December 31, 2010, we generated revenues of $3,077,990 from the sales of the MB series and the H900 series, and $3,080,467 from the CRK products.  Total sales for the twelve months ended December 31, 2010 amounted to $6,158,457 with a cost of sales amounted to $5,678,271.  The cost of sales percentage for the three months was 92.2%, which was around our usual 92%.

For the twelve months ended December 31, 2010, the Company made a net loss of $47,371, compared to a net loss of $455,697 for the comparable period in 2009.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2010, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amounts of $510,659 from a principle stockholder and an executive officer; and $373,983 from an unrelated company.   As at December 31, 2010, our cash on hand was $105,426.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan for the funding of our operations.  While the operations in the twelve months ended December 31, 2010 continued to show more positive signs, we shall nonetheless continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In 2010, management continued to concentrate on business development for our clean resin products.  For 2010 we reported revenues of $6,158,457 as compared to $621,620 for 2009.  The increase in revenues for 2010 compared to 2009 reflected the implementation of our marketing strategy.

Our cost of sales for 2010 was $5,678,271 compared to $557,962 for 2009. The increase in cost of sales is directly related to our increase in revenues.  In addition, cost of sales represented approximately 92.20% of revenues for 2010 and 89.76% for 2009.  The increase in the cost-to-revenue ratio in 2010 reflected the increasingly competitive condition in the resin market.

Our total operating expenses for 2010 were $501,814, compared to $508,170, representing a slight 1.25% ($6,356) of decrease despite the dramatic increase in activity level.  Our operating expenses include professional fees (which include legal, accounting, and consulting fees), salary expense, and general and administrative expenses.

Our professional fees for 2010 decreased by $29,949, or approximately 23%, as compared to 2009.  Such decrease was due to the non-recurrent expenses paid in 2009 for a Post Effective Amendment Number 1 to Form S1 we filed with the Securities and Exchange Commission for updating the prospectus information.  Such expenses were not recurrent in 2010.

Salary expense in 2010, amounted to $171,026, was basically kept at a similar level of that of 2009, which amounted to $169,999.

General and administrative expenses increased $66,072, or approximately 40.6%, in 2010 from 2009, and reflected the increased operation level of our company during 2010.  Principal components of general and administrative expenses in 2010 were bank charges ($20,758), rent (approximately $29,678), travel ($17,920) and entertainment ($28,875) associated with our sales and marketing, testing expenses ($3,114) incurred in the development of the formulation for the K-MS products, and $7,332 in car expenses related to the company automobile used in China.

We anticipate that our general and administrative expenses will increase moderately in 2011 as we continue to market our services and implement our business plan.  As we anticipate the distribution of our newly developed H900 product series and the K-MS series to pick up in 2011, we also plan to increase our staff to strengthen the administrative as well as the marketing functions.  However, we are presently unable to quantify the amount of increased operating expenses for 2011 due to the uncertainties related to the actual level of our operations given the H900’s and K-MS distribution business are at its development stage.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2010, we had a working capital deficit of $350,020 as compared to a working capital deficit of $277,556 at December 31, 2009. Principal changes in our balance sheet at December 31, 2010 from December 31, 2009 include:

•

Cash increased by $91,421 partly as a result of the improved 2010 operations, and partly as a result of the loan we obtained from a principal shareholder for securing the trade facilities we obtained from banks

•

Deposits and accounts receivable increased by approximately $464,174 which reflects the growth of our operations during 2010

•

Deferred charges were $8,374 in 2010 as compared to $4,468 in 2009.  The increase is due to the increase in fund advances to employees to support their more active business development activities

•

Inventory was $330,582 in at December 31, 2010 compared to $43,054 at December 31, 2009.  The inventory at December 31, 2010 was mainly for supporting orders we received but to be delivered in early 2011.

•

Accounts payable for 2010 increased by $122,562 compared to 2009 representing the increased orders to support our sales

•

Increases in loan payable to $32,239 at December 31, 2010 were from a non-related third party to partly provide finances for the operations during 2010

•

Increase in note payable from a principal shareholder from $158,210 in 2009 to $510,659 in 2010 for securing the trade facilities we obtained from banks

•

Accrued interest increased by $63,054 in 2010 compared to 2009.  The increases reflect the heightened level of use of trade facilities from banks and short term borrowing in terms of loan and note payable described

Net cash used in operating activities for 2010 was $558,729 as compared to $697,999 for 2009.  During 2010, we used cash to fund our net loss and the changes in the current assets and liabilities.

Net cash used in investing activities for 2010 was $28,246, which represented purchases of fixed assets, as compared to $7,141 during 2009.

Net cash provided by financing activities for 2010 was $680,233, which represented the proceeds obtained from the short term borrow discussed above, as compared to $495,861 for 2009.  The increases were mainly due to trade facilities we obtained from our bank.

Employees

In view of the further expansion of the new H900 series and the K-MS distribution business, our management anticipates the need to hire additional full- or part- time employees over the next 12 months.  The additions, in the range from one to two full-time employees, are for strengthening the administrative and sales and marketing supports.  It is expected that the addition will occur near the end of the second quarter to be ended June 30, 2011.

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

Management’s Report on Internal Controls Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Allen Huie	52	Chairman of the Board, Chief Executive Officer and Secretary
Chin Wan Tang	50	Vice President and Chief Technical Officer
Tim Leung Wong	56	Vice President and Financial Controller

Allen Huie. Mr. Huie has served as a director, Chief Executive Officer and Secretary of our company since November 8, 2007. Mr. Huie is also the co-founder and has been President and Chief Executive Officer of China Clean & Renewable Energy Limited since September 2006. Mr. Huie is an investment banker and private equity investor in the greater China region. Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan. From August 2005 to 2009 Mr. Huie has been an advisor for AIP Strategic Investments Ltd., which invests in and operates retail outlets in Southern China that mainly sell herbal tea. From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the company in its principal business of providing on-line hotel and air travel bookings throughout China.

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

Dr. Wan (Stanley) Chin Tang. Dr. Tang has served as Vice President and Chief Technical Officer of our company since April 24, 2009 and has been Chief Technical Officer and an Executive Director of China Clean & Renewable Energy Limited since September 2006. Prior to joining China Clean & Renewable Energy Limited, from April 2006 to July 2006, Dr Tang was Senior Economist for the China Water Affairs Group Limited (CWAF), a Hong Kong listed company that operates more than 10 water supply plants in China. Prior to CWAF, from June 2003 to March 2006, Dr. Tang was Development Director of Envirochem Industries Limited, an environmental consulting firm in Hong Kong, General Manager from September 2001 to May 2003 of the Environmental Division of Kong Sun Holdings Ltd, a Hong Kong listed company, and Deputy Managing Director of Foshan Fa Lee Environmental Protection Tableware Co., Ltd ,an environmental products manufacturing company in China, from June 2000 to August 2001. Dr. Tang holds a Ph.D. and a M.S. in Industrial Engineering and Operations Research from Virginia Polytechnic Institute and State University (1986 - 1995), and a B.S. in Mechanical Engineering from the University of Tennessee at Knoxville (1983).

Mr. Tim Leung Wong. Mr. Wong has served as Vice President and Financial Controller of our company since April 24, 2009 and has been Financial Controller of China Clean & Renewable Energy Limited since March 2009. Mr. Wong has the professional accounting qualifications of AHKICPA, and FCCA from Hong Kong and England. From May 2005 to March 2009, Mr. Wong was Financial Controller of Team Gain International Limited where he was responsible for supervising the financial operations of the company. From April 2004 to May 2005, Mr. Wong was a non-executive Director and financial consultant to Asia Pacific Wire and Cable Corp., a subsidiary of Pacific Electric Wire & Cable, a NYSE listed company. From December 2003 to April 2004, Mr. Wong was a self employed independent financial controller consultant for Pacific Wire & Cable Corporation Limited (OTCBB:AWRCF). From 2000 to December 2003, Mr. Wong worked as Financial Controller for Pacific Overseas Investment Management, Ltd. a HKEX listed subsidiary of Pacific Wire & Cable Corporation Limited. At Pacific Overseas, Mr. Wong was responsible for internal audit, financial compliance, tax and corporate planning as well as project review for the firm's operations. From June 1998 to November 1999 Mr. Wong was Financial Controller of ThermoQuest (Hong Kong) Limited, where he was responsible for financial and administrative control and from April 1997 to May 1998 he was Group Financial Controller to China Singkong Group, where he supervised all financial operations. Mr. Wong received his BSC Degree from Queen Mary College, University of London in 1979.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2010.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($ (j)

Allen Huie (1)	2010	7,723	0	0	0	0	0	0	7,723
	2009	0	0	0	0	0	0	0	0

(1)

Mr. Huie has served as our Chief Executive Officer since November 8, 2007. For the year ended December 31, 2010, Allen Huie waived compensation due under his employment agreement in the amount of $55,613

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2010 or 2009, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

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

Director Compensation

Mr. Allen Huie is currently the one of four members of our Board of Director. Mr.Nelson Poon is an independent director, and Dr. (Stanley) Tang and Mr. Tim Leung Wong are other directors of our Board of Directors.  None of our directors receive any compensation in 2010 solely related to his services as a director.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  During fiscal 2010, we did not grant any options under the plan.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

China Clean & Renewable Energy Limited has entered into an employment agreement with Mr. Huie, Mr. Wong and Dr. Tang. On March 15, 2009, with employment to commence May 15, 2009, China Clean & Renewable Energy Limited entered into an employment agreement with Mr. Wong to serve as Vice President and Financial Controller. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Mr. Wong shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Mr. Wong is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

On March 15, 2009, with employment to commence June 1, 2009, China Clean & Renewable Energy Limited entered into an employment agreement with Dr. Tang to serve as Vice President and Chief Technical Officer. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Dr. Tang shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Dr. Tang is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

On March 15, 2009, with employment to commence May 1, 2009, China Clean & Renewable Energy Limited entered into an employment agreement with Mr. Huie to serve as President and Chief Executive Officer. The term of the agreement is month to month with an initial two month probationary period. Under the terms of this agreement, Mr. Huie shall receive an annual base salary of $58,464, a bonus in the amount of one month salary ($4,872) after each year, and any other bonus to be determined by the Board of Directors. The agreement also provides for paid vacation after one year, traveling and medical insurance, and such other fringe benefits commensurate with his duties and responsibilities, as well as containing certain non-disclosure agreements. Under the terms of the agreement, either party may terminate the agreement upon one day notice during the first month and upon one month notice or payment in lieu thereof, thereafter. To the extent that Mr. Huie is terminated for cause, or he voluntarily resigns, no severance benefits will be paid.

For fiscal 2010 ended December 31, 2010, we owed Mr. Wong, Dr. Tang, and Mr. Allen Huie $3,357, $58,446 and $55,613, respectively, of compensation to them under the terms of employment agreements between the Company and each of the individuals.  On March 26, 2009, the Company, Mr. Huie and Dr. Tang entered into an agreement whereby the executive officers’ compensation in arrear will be treated as a contribution to the capital of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 10, 2011, there were 24,580,000 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2011 by:

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage Of Class

Allen Huie (1)(2)	8,132,800	33%

Wan Chin Tang(2)	230,000	*

Tim Leung Wong(2)	166,000	*

Daniel Wing Yin Chu(2)	89,000	*

Allen Huie Family Trust (1)(2)(3)	13,662,000	56%

Julie Yim G. Moy (2)(3)	21,794,800	89%

* less than 1%

 (1)

Julie Yim G. Moy, the spouse of Allen Huie our Chief Executive Officer, King Keung Moy, and Debbie Moy are the trustees and each exercise voting control and dispositive power over all of the shares beneficially owned by the Allen Huie Family Trust. Allen Huie disclaims any beneficial ownership of the shares of the Allen Huie Family Trust.

 (2)

No shareholder owns any options, warrants, securities convertible into shares of common stock or the right to acquire our securities within 60 days from the date of this prospectus.

(3)

These trusts were established by Mr. Huie for the benefit of his family. None of these trusts are "voting trusts" which were established for the purpose of cumulating votes or other similar purposes.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loan from Officer

The Company has received the following loans from Mr. Allen Huie:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2011, and $4,091.88 of which still remains to be repaid.

•

The second loan of $106,023.40 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2011.

•

The third loan of $25,731.80 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2011.

•

The fourth loan of $25,731.80 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2011.

•

The fifth loan of $25,731.80 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2011.

•

The sixth loan of $18,427.31 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2011.

•

The seventh loan of $38,597.70 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 11, 2011.

•

The eighth loan of $45,030.65 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 13, 2011.

•

The ninth loan of $164,683.52 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2011.

•

The tenth loan of $18,012.26 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2011.

In addition, the Company received a loan from another stockholder, Mr. Daniel W. Chu, who is also an executive officer:

•

The first loan of $38,597.70 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to August 8, 2011.

Subscriptions Receivable from China Clean & Renewable Energy Limited's Founders

In connection with the formation of China Clean & Renewable Energy Limited, the founders were required to contribute capital to China Clean & Renewable Energy Limited. As of December 31, 2007 the amount owing from the founders for subscriptions receivable was $109,712. As of March 31, 2009, all amounts were paid by the founders.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deleon & Co. P.A served as our independent registered public accounting firm for fiscal 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2010 and fiscal 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees	$35,400	$35,520
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$35,400	$35,520

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal year 2009 and 2010 were pre-approved by the Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Description of Document
2.3

Share Exchange Agreement by and among China Renewable Energy Holdings, Inc., China Clean & Renewable Energy Limited and the Shareholders of China Clean & Renewable Energy Limited dated April 24, 2009(1)

3.1(a)	Articles of Incorporation(2)
3.1(b)	Articles of Amendment to the Articles of Incorporation filed November 7, 2007(2)
3.2	By-Laws(2)
10.2	2007 Stock Option and Stock Award Plan(2)
10.3	Form of Subscription Agreement for the February through April 2009 offering(4)
10.4	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Allen Huie(4)
10.5	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Tim Leung Wong(4)
10.6	Appointment Letter and Employment Agreement by and between China Clean & Renewable Energy Limited and Wan Chin Tang(4)
10.7	Agreement by and between China Clean & Renewable Energy, LTD and China Energy Conservation and Environmental Protection Technology Investment LTD dated September 1, 2007(4)
10.8	Agreement by and between China Renewable Energy Holdings, Inc. and Grandview Capital, Inc. dated November 16, 2007(4)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of the registrant (3)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal accounting and financial officer *
32.1	Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*
*	filed herewith

(1)	Incorporated by reference from the Current Report on Form 8-K filed on April 24, 2009.
(2)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 000-52918, filed November 19, 2007.
(3)	Incorporated by reference to the registration statement on Form S-1, SEC File No.150544, filed April 30, 2009.
(4)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 1, SEC File No.150544, filed July 7, 2009.
(5)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 2, SEC File No.150544, filed August 25, 2009.
(6)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

By: /s/ Allen Huie
Allen Huie, Chief Executive Officer, director, principal executive officer and principal accounting and financial officer

Date: April 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie Allen Huie	Chief Executive Officer and Chairman of the Board, principal executive officer and principal accounting and financial officer	Date: April 14, 2011

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

  China Renewable Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 2009, and 2010, and the related statement of Operations, stockholders’ equity  and cash flows for the years ended December 31, 2009 and 2010. China Renewable Energy Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Renewable Energy Holdings, Inc. and Subsidiaries as of December 31, 20010and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 12, 2011

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,2010	December 31,2009
ASSETS
Current Assets
Cash	$105,426	$14,005
Restricted cash	252,619	-
Accounts receivable	383,077	229,780
Deferred charges	8,374	4,468
Deposits	72,501	14,243
Inventory	330,582	43,054
	1,152,579	305,550

Fixed Assets, net	35,005	11,634

Total Assets	1,187,584	317,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$135,692	$13,130
Bank loan	295,545	-
Loan Payable	373,983	341,744
Note payable-related party	510,659	158,210
Accrued Expenses	185,553	70,022
Taxation	1,167	-
	1,502,599	583,106

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive (loss) income	(539)	1,183
Deficit	(1,023,539)	(976,168)
Total Stockholders' (Deficit)	(315,015)	(265,922)

Total Liabilities and Stockholders' Deficit	$1,187,584	$317,184

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2010	2009

Revenue	$6,158,457	$621,620

Cost of Revenue	(5,678,271)	(557,962)

Gross Profit	480,186	63,658

Operating Expenses
Bad and doubtful debt	-	43,505
Professional fees	101,976	131,925
Salary expense	171,026	169,999
General and administrative	228,812	162,741
Total Operating Expenses	501,814	508,170

Loss from Operations	(21,628)	(444,512)

Other Income	2,218	348
Bad debts provision written back	43,880	-
Interest Income	134	246
Interest Expense	(70,808)	(11,779)
Total other income(loss)	(24,576)	(11,185)

Net loss before provision for Income taxes	(46,204)	(455,697)

Provision for Income Taxes	(1,167)	-

Net Loss	$(47,371)	$(455,697)

Net Loss Per Share - basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	24,580,000	24,580,000

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(47,371)	$(455,697)
Adjustments to reconcile net loss to net cash used in
operations :-
Provision for doubtful debt	-	43,505
Depreciation	5,670	3,854
Gain on disposal of fixed assets	(680)	-
Change in operating assets and liabilities:
(Increase) in restricted cash	(252,619)	-
(Increase) in accounts receivable	(153,297)	(270,060)
(Increase) in deposits	(58,258)	(8,696)
(Increase)/ Decrease in prepaid expenses	(3,906)	29,072
(Increase) in inventory	(287,528)	(43,054)
Increase in accrued expenses	116,698	12,721
Increase/ (decrease) in accounts payable	122,562	(9,644)
Net Cash Used In Operating Activities	(558,729)	(697,999)

Cash Flows From Investing Activities :
Purchase of fixed assets	(31,427)	(7,141)
Sales proceed of fixed asset	3,181	-
Net Cash Used in Investing Activities	(28,246)	(7,141)

Cash Flows From Financing Activities :
Proceeds from bank loan	295,545	-
Note payable-related party	352,449	148,210
Proceeds from other loan	32,239	341,744
Proceeds from issuance of common stock	-	5,907
Net Cash Provided by Financing Activities	680,233	495,861

Net Increase(Decrease) in Cash prior to effect of
Foreign currency transactions	93,258	(209,279)
Foreign currency exchange rate on cash effect	(1,837)	21

Net Increase(Decrease) in cash	91,421	(209,258)
Cash at Beginning of Year	14,005	223,263
Cash at End of Year	$105,426	$14,005

The Company paid $4,682 in 2010 and none for interest  2009, respectively.

The Company did not pay taxes in 2010 and 2009

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

	Blank check
	Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Total
	Number of				Paid-in	Subscription	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivables	Income/(loss)	Deficit	(Deficiency)
Balance, December 31,2008, Consolidated	-	$-	24,580,000	$24,580	$684,483	$(5,907)	$1,162	$(520,471)	$183,847

Net loss for the year	-	-	-	-	-	-	-	(455,697)	(455,697)
Cash received from shareholders	-	-	-	-	-	5,907	-	-	5,907
Foreign currency translation gain	-	-	-	-	-	-	21		21
Balance, December 31,2009, Consolidated	-	-	24,580,000	24,580	684,483	-	1,183	(976,168)	(265,922)

Net loss for the year	-	-	-	-	-	-	-	(47,371)	(47,371)
Cash received from shareholders	-	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(1,722)	-	(1,722)
Balance, December 31,2010, Consolidated
	-	$-	$24,580,000	$24,580	$684,483	$-	$(539)	$(1,023,539)	$(315,015)

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

The accompanying audited consolidated financial statements include the accounts of China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), EEP Limited (“EEPL”), and C B Resources Limited (“CBRL”).  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which, together with CBRL, are themselves wholly-owned subsidiaries of CREH.

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

(D)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  There was no provision for doubtful accounts made for 2010.  The allowance amount was $43,505 as of December 31, 2009.

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Contd.)

(E)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw material  to fill customer orders.  Excess raw material is created  when a vendor imposes a minimum buy in excess of actual . If excess material is not utilized after two fiscal years it is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consist of raw materials and was $330,582 and $43,054 at December 31, 2010 and 2009, respectively.

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

(G)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260, "Earnings per Share."  As of December 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Contd.)

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

NOTE 2.

CONCENTRATION OF SALES AND PURCHASES

The Company distributed three product lines: the MB resins, H900s resins, and the CRK products in the year ended December 31, 2010.  Of the three product lines, the CRK series generated a total of $3,080,467, or 50.02% of the total sales revenue of $6,158,457.  The cost of sales for the CRK product line was approximately 92.20%, which was similar to the cost of other product lines.

NOTE 3.

RESTRICTED CASH

The Company entered into loan agreements with two banks to obtain bank facilities for its import and export trade.  The first loan agreement requires the Company to set aside a sum of restricted cash in the amount of $128,659 (HKD1,000,000) as security for a revolving credit facility of up to $192,308 (HKD1,500,000) from the lending bank.  As of December 31, 2010, there was no outstanding balance in the revolving credit account.

The second bank agreement requires the Company to maintain a restricted sum of cash in the form of a margin deposit to the level of 40% of the bank loans obtained from that lending bank.  As of December 31, 2010, the outstanding loan amounted to $295,545; the outstanding margin deposit was $123,960.  The margin deposit of $123,960 was released on January 12, 2011 when the loan of $295,545 was repaid.

NOTE 4.

PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$20,303	3-5 years
Transportation Equipment	22,876	3-5 years
	43,179
Less Accumulated Depreciation	8,174
	$35,005

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Depreciation and amortization expense was $5,670 and $4,865 for 2010 and 2009 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 5.

NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2011, and $4,091.88 of which still remains to be repaid.

•

The second loan of $106,023.40 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2011.\

•

The third loan of $25,731.80 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2011.

•

The fourth loan of $25,731.80 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2011.

•

The fifth loan of $25,731.80 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2011.

•

The sixth loan of $18,427.31 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2011.

•

The seventh loan of $38,597.70 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 11, 2011.

•

The eighth loan of $45,030.65 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 13, 2011.

•

The ninth loan of $164,683.52 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2011.

•

The tenth loan of $18,012.26 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2011.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,597.70 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to August 8, 2011.

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6.

LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,494.25 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2011.

•

The second loan of $25,731.80 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2011.

•

The third loan of $64,329.50 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 10, 2011.

•

The fourth loan of $154,390.80 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2011.

•

The fifth loan of $33,036.29 was received on January 20, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on January 19, 2011.

NOTE 7.

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 9.

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to December 31, 2010.

NOTE 10.

COMMITMENTS

There was no major commitment outstanding as at December 31, 2010.

NOTE 11.

GOING CONCERN

The Company sustained a net loss of $1,023,539 since inception, and used cash in operations of $554,591 for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.