Form 10-Q
period 2011-03-31
China Renewable Energy Holdings, Inc.
filed 2011-05-20
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-50196

CHINA RENEWABLE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization) Suite 802, Beautiful Group Tower 74-77 Connaught Road Central Wanchai, Hong Kong (Address of principal executive offices)	65-0968842 (I.R.S. Employer Identification No.) not applicable (Zip Code)
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of May 13, 2011.

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

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to China Renewable Energy Holdings, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong (“CCRL”), Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China (“REEC”), EEP Ltd., a company formed under the laws of Hong Kong (“EEPL”), and  C B Resources Limited, a company formed under the laws of Hong Kong.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, OF 2011 AND 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,2011	December 31,2010
ASSETS
Current Assets
Cash	$54,498	$105,426
Restricted cash	538,503	252,619
Accounts receivable	192,575	383,077
Deferred charges	15,746	8,374
Deposits	26,180	72,501
Inventories	160,410	330,582
	987,912	1,152,579

Fixed Assets, net	33,641	35,005

Total Assets	1,021,553	1,187,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank loan	$-	$295,545
Loan Payable	373,567	373,983
Note payable-related party	855,902	510,659
Accounts payable and accrued expenses	202,442	321,245
Taxation	1,166	1,167
	1,433,077	1,502,599

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued
and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive loss	(2,339)	(539)
Deficit	(1,118,248)	(1,023,539)
Total Stockholders' Deficit	(411,524)	(315,015)

Total Liabilities and Stockholders' Deficit	$1,021,553	$1,187,584

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31
	2011	2010

Revenue	$843,224	$271,250

Cost of Revenue	(772,854)	(251,123)

Gross Profit	70,370	20,127

Operating Expenses
Professional fees	20,542	14,281
Salary expense	78,271	39,743
General and administrative	47,240	28,844
Total Operating Expenses	146,053	82,868

Loss from Operations	(75,683)	(62,741)

Other Income	7,305	1,164
Interest Income	74	26
Interest Expense	(26,404)	(13,570)
Total other income(loss)	(19,025)	(12,380)

Net loss before provision for Income taxes	(94,708)	(75,121)

Provision for Income Taxes	-	-

Net Loss	$(94,708)	$(75,121)

Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	24,580,000	24,580,000

See accompanying notes to financial statements

China Renewable Energy Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2011	2010

Cash Flows From Operating Activities:
Net Loss	$(94,708)	$(75,121)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,968	992
Change in operating assets and liabilities:
(Increase) in restricted cash	(285,884)	-
Decrease in accounts receivable	190,502	189,944
Decrease/ (Increase) in deposits	46,321	(223,779)
(Increase) in deferred charges	(7,372)	(1,914)
Decrease/ (Increase) in inventory	170,172	(2,266,213)
(Decrease)/ Increase in accounts payable and accrued expenses	(118,803)	2,261,421
Net Cash Used In Operating Activities	(96,804)	(114,671)

Cash Flows From Investing Activities :
Purchase of fixed assets	(1,439)	-
Net Cash Used in Investing Activities	(1,439)	-

Cash Flows From Financing Activities :
Repayment of bank loan	(295,545)	-
Note payable-related party	345,243	96,969
Repayment/ Proceeds of other loan	(416)	32,648
Net Cash Provided by Financing Activities	49,282	129,617

Net (Decrease)Increase in Cash prior to effect of
Foreign currency transactions	(48,961)	14,946
Foreign currency exchange rate on cash effect	(1,967)	-

Net (Decrease) Increase in cash	(50,928)	14,946
Cash at Beginning of Period	105,426	14,005
Cash at End of Period	$54,498	$28,951

The Company paid $5,000 during the three months in 2011 and  none for interest three months in 2010, respectively.

The Company did not pay taxes in 2011 and 2010

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(UNAUDITED)

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

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

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  As of March 31, 2011, C B Resources Limited (“CBRL”) did not have any business transaction recorded.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  The allowance amount was $0 as of March 31, 2011 and $43,505 as of March 31, 2011.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $160,410 and $330,582 at March 31, 2011 and December 31, 2010, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of March 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

NOTE 2

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$21,206.85	3-5 years
Furniture and Fixture	533.24
Transportation Equipment	23,063.80	3-5 years
	44,803.89
Less Accumulated Depreciation	11,163.12
	$33,640.77

Depreciation and amortization expense was $2,968.47 and $992 for the three months ended March 31, 2011 and 2010 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3

NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2011, and $4,091.88 of which still remains to be repaid.

•

The second loan of $106,892.80 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2011.

•

The third loan of $25,700.40 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2011.

•

The fourth loan of $25,700.40 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2012.

•

The fifth loan of $25,700.40 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2012.

•

The sixth loan of $18,427.31 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2012.

•

The seventh loan of $38,597.70 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 11, 2011.

•

The eighth loan of $45,030.65 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 13, 2011.

•

The ninth loan of $164,482.56 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2011.

•

The tenth loan of $17,990.28 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2011.

•

The eleventh loan of $205,603.20 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2011.

•

The twelfth loan of $51,400.80 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on April 22, 2011.

•

The thirteenth loan of $42,757.12 was received on March 25, 2011.  Pursuant to the terms of the loan, the note bears no interest, and is unsecured.  The loan will mature on April 24, 2011.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,550.60 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to August 8, 2011.

•

The second loan of $44,975.70 was received from the same EEPL officer on March 21, 2011.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matures on April 20, 2011.

NOTE 4

LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,376.50 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2011.

•

The second loan of $25,700.40 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2011.

•

The third loan of $64,251.00 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 9, 2011.

•

The fourth loan of $154,202.40 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2011.

•

The fifth loan of $33,036.29 was received on January 20, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on January 19, 2012.

NOTE 5

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 6

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to March 31, 2011.

NOTE 7

COMMITMENTS

There was no major commitment outstanding as at March 31, 2011.

NOTE 8

GOING CONCERN

The Company sustained a net loss of $1,118,248 for the period from December 17, 1999 (inception) to March 31, 2011, and used cash in operations of $1,837,000 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended March 31, 2011 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Business

China Renewable Energy Holdings, Inc. ("CREH") was incorporated under the laws of the State of Florida on December 17, 1999. We were originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.  In view of the growing concerns regarding BPA leaching by the PC materials, we vision a market for PC and clear ABS (CABS) substitutes emerging for industries such as toys and food packaging.  Starting in late 2009, we invested in formulating new resin products for the replacement of the more traditional CABS and PC materials.

The K-resins/MS blend (KMS) product family, which are proprietary formulated resins developed by EEPL.  They are blended under a formulation mainly targeting at the clear ABS and PC markets.  The materials itself are composed of K-resins produced by Chevron Phillips and SMMA produced by Nippon Steel Chemical.  The KMS products are aiming at two market segments: The  superior clear ABS (CABS) substitute market, and the premium CABS substitute and PC substitute markets.

Our other major product line, the MB Series, is an energy-efficient resin product line produced by Chevron Phillips Chemicals (China) Company Limited.  The MB Series are considered a desirable substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

Based on market feedback, CREH management has developed a sales forecast for the new resin products to take up 0.003% (approximately 3,000 tons) of the PC market in China.  However, the recent fluctuations in the styrene monomer (SM) supplies and the possible shortage of industrial raw material from Japan derived from the recent disasters add uncertainty to the KMS markets.  The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the sales growth of KMS.  Nonetheless, we are confident about market acceptance of CRK 038 and expect a steady take-up by customers going forward.

During 2009 and 2010, we invested a lot of our time and resources on the strategic account management (SAM) customers on various production trials.  We expect the KMS business to start taking off.  For 2011, our business plan is to continue focus on developing the markets for the KMS blend products, and the MB Series resin products.

Overall, we generated revenues of $843,224 from the sales of the MB series and the newly formulated CRK products during the first quarter of 2011.  Approximately $189,359 of the $843,224 was from the fulfilled orders for the CRK series resin. The corresponding cost of sales amounted to $169,645.  The new CRK resin products have a slightly lower cost of sales percentage (89.59%) compared to the MB resins of 92%.

For the three months ended March 31, 2011, the Company sustained a net loss of $94,708, compared to a net loss of $75,121 for the comparable period in 2010.  In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2010, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amount of $772,376 from a principle stockholder; other loans amounted of $83,526 from an executive officer; and $373,567 from an unrelated company.   As at March 31, 2011, we had cash on hand amounted to $54,498 and restricted cash $538,503 for the purposes of securing import/export bank facilities.  Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

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

Results of Operations

During the three months ended March 31, 2011 we report revenues of $843,224 compared to $271,250 during the three months ended March 31, 2010. The increase in sales for the three months ended March 31, 2011 can be attributed to sales of the MB series and CRK series resin products within our marketing and distribution division.  The corresponding cost of sales for the three months ended March 31, 2011 was $772,854 compared to $251,123 for the three months ended March 31, 2010. The increase in cost of sales for the three months ended March 31, 2011 reflected our increase in revenues.

The total operating expenses for the three-months ended March 31, 2011 were $146,053, compared to $82,868 for the corresponding period in 2010.  The change was due to increases in the professional fees, the general and administrative expense, and salary expense for the three months ended March 31, 2011.

During the three months ended March 31, 2011 professional fees were $20,542 compared to $14,281 for the same period in 2010.  Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business.  The increase in professional fees for the three months ended March 31, 2011 as compared to the corresponding period in 2010 was mainly due to the use of a consulting service for the development of the renewable energy business in the US.

Our general and administrative expenses were $47,240 for the three months ended March 31, 2011, and $28,844 for the three months ended March 31, 2010.  The increases reflected our heightened activity level since mid year 2010.  Our general and administrative expenses consisted of ordinary business expenses, including bank charges, rent, traveling and entertainment related to business development, and advertising expenses.

In the comparative three months in 2010, the executive officers agreed to hold back from taking salaries as agreed upon in their service contracts.  Salary payments to the executive officers had partially resumed to a level that was closer to what had been stipulated in their service contracts.  Such increases were reflected in the salary expenses for the three months ended March 31, 2011.

For the remaining of 2011, we anticipate a modest increase in both salary expense and the general and administrative expenses as we continue with our marketing and promotion of the CRK products.  However, we shall maintain our rationalization effort in controlling our expenses to remain competitive.

Liquidity and Capital Resources

As at March 31, 2011, we had a deficit in working capital of $445,165 as compared to that of $350,020 at December 31, 2010.  The negative change of $95,145 in the working capital largely reflects the net loss of $94,708 we sustained in the operations for the three months ended March 31, 2011.  The change in working capital was comprised of a decrease in cash balances by $50,928, a decrease in the accounts receivable by $190,502, decreases totaled $46,321 in deposits paid to vendors for purchasing of resin materials and their blending, a decrease in inventory by $170,172, and an increase of $345,243 in notes payable to related party offset by an increase of $190,502 in restricted cash, and decreases in accounts payable and bank loan of $135,692 and $295,545, respectively.

Net cash used in operating activities for the three months ended March 31, 2011 was $96,804 as compared to $114,671 for the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2011 was $1,439, as compared to $0 used in the purchase of office equipment and an automobile for the business during the three months ended March 31, 2010.

Net cash provided by financing activities for the three months ended March 31, 2011 was $49,282, which represents the proceeds obtained from loans and notes payable, as compared to $129,617 for the three months ended March 31, 2010.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: May 15, 2011