Form 10-Q
period 2011-06-30
China Renewable Energy Holdings, Inc.
filed 2011-08-12
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of July 27, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA RENEWABLE ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, OF 2011 AND 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30,2011	December 31,2010
ASSETS
Current Assets
Cash	$94,316	105,426
Restricted cash	317,071	252,619
Accounts receivable	230,270	383,077
Deferred charges	17,784	8,374
Deposits	27,093	72,501
Inventories	234,927	330,582
Total Current Assets	921,461	1,152,579

Fixed Assets, net	33,035	35,005

Total Assets	954,496	1,187,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank loan	$111,648	295,545
Loan Payable	340,525	373,983
Note payable-related party	837,334	510,659
Accounts payable and accrued expenses	138,424	321,245
Taxation	1,165	1,167
Total Liabilities	1,429,096	1,502,599

Stockholders' (Deficit) Equity
Preferred stock, $01 par value, 10,000,000 shares| authorised, none issued and outstanding	-	-
Common stock, $01 par value; 100,000,000 shares and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive loss	(4,769)	(539)
Deficit	(1,178,894)	(1,023,539)
Total Stockholders' Deficit	(474,600)	(315,015)

Total Liabilities and Stockholders' Deficit	$954,496	1,187,584

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010

Revenue	$1,502,572	$2,786,384	$2,346,752	$3,057,634

Cost of Revenue	(1,380,493)	(2,561,390)	(2,154,227)	(2,812,513)

Gross Profit	122,079	224,994	192,525	245,121

Operating Expenses
Professional fees	19,698	8,252	40,247	22,532
Salary expense	62,173	35,691	140,537	75,434
General and administrative	66,007	56,457	114,811	85,301
Total Operating Expenses	147,878	100,400	295,595	183,267

Loss/Profit from Operations	(25,799)	124,594	(103,070)	61,854

Other Income	727	610	8,037	1,774
Bad debt provision written back	-	43,522	-	43,522
Interest Income	116	17	190	43
Interest Expense	(34,095)	(16,670)	(60,513)	(30,240)
Total other income(loss)	(33,252)	27,479	(52,286)	15,099

Net loss/profit before provision for Income taxes	(59,051)	152,073	(155,356)	76,953

Provision for Income Taxes	-	(29,105)	-	(29,105)

Net (Loss)/ Profit	$(59,051)	$122,968	$(155,356)	$47,848

Net Loss Per Share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	24,580,000	24,580,000	24,580,000	24,580,000

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2011	2010

Cash Flows From Operating Activities:
Net (Loss)/ Profit	$(155,355)	$47,848
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6,178	2,420
Change in operating assets and liabilities:
(Increase) in restricted cash	(64,452)	-
Decrease/ (Increase) in accounts receivable	152,807	(1,099,331)
Decrease/ (Increase) in deposits	45,408	(55,853)
(Increase) in deferred charges	(9,410)	(14,522)
Decrease/ (Increase) in inventories	95,655	(389,313)
(Decrease)/ Increase in accounts payable and accrued expenses	(182,821)	1,465,628
Increase in customer deposit received	-	18,175
Net Cash Used In Operating Activities	(111,990)	(24,948)

Cash Flows From Investing Activities :
Purchase of fixed assets	(3,775)	(8,545)
Net Cash Used in Investing Activities	(3,775)	(8,545)

Cash Flows From Financing Activities :
Repayment of bank loan	(183,897)	-
Note payable-related party	326,675	165,304
Repayment/ Proceeds from other loan	(33,458)	32,977
Net Cash Provided by Financing Activities	109,320	198,281

Net (Decrease)Increase in Cash prior to effect of
Foreign currency transactions	(6,445)	164,788
Foreign currency exchange rate on cash effect	(4,665)	(1)

Net (Decrease) Increase in cash	(11,110)	164,787
Cash at Beginning of Year	105,426	14,005
Cash at End of Period	$94,316	$178,792

The Company paid $5,000 during the six months in 2011 and none for interest six months in 2010, respectively.

The Company did not pay taxes in 2011 and 2010

See accompanying notes to financial statements

CHINA RENEWABLE ENERGY HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the China Renewable Energy Holdings, Inc. (“CREH”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  As of June 30, 2011, C B Resources Limited (“CBRL”) did not have any business transaction recorded.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of CREH.

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

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $234,927 and $330,582 at June 30, 2011 and December 31, 2010, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of June 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

NOTE 2.

PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011, property, plant, and equipment consist of the following:

		Estimated
		Useful Life

Office Equipment	$22,020.38	3-5 years
Furniture and Fixture	2,087.44
Transportation Equipment	23,367.84	3-5 years
	47,475.66
Less Accumulated Depreciation	14,441.03
	$33,034.63

Depreciation and amortization expense was $3,196.09 and $992 for the three months ended June 30, 2011 and 2010 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3.

NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2011, and $4,091.88 of which still remains to be repaid.

•

The second loan of $108,301.90 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2012.

•

The third loan of $25,700 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2011.

•

The fourth loan of $25,700 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2012.

•

The fifth loan of $25,700 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2012.

•

The sixth loan of $18,427.31 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on February 10, 2012.

•

The seventh loan of $38,597.70 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 10, 2012.

•

The eighth loan of $45,030.65 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 12, 2012.

•

The ninth loan of $164,480 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on December 31, 2011.

•

The tenth loan of $17,990 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2011.

•

The eleventh loan of $205,600 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2011.

•

The twelfth loan of $51,400 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on April 21, 2012.

•

The thirteenth loan of $43,349.48 was received on April 28, 2011.  Pursuant to the terms of the loan, the note bears no interest, and is unsecured.  The loan will mature on April 27, 2012.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,550 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on June 9, 2010, and was now extended to August 8, 2011.

•

The second loan of $24,415 was received from the same EEPL officer on June 19, 2011.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matures on July 26, 2011.

NOTE 4.

LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,375 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2011.

•

The second loan of $25,700 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2011.

•

The third loan of $64,250 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 9, 2011.

•

The fourth loan of $154,200 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2011.

NOTE 5.

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 6.

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to June 30, 2011.

NOTE 7.

COMMITMENTS

There was no major commitment outstanding as at June 30, 2011.

NOTE 8.

GOING CONCERN

The Company sustained a net loss of $1,178,895 for the period from December 17, 1999 (inception) to June 30, 2011, and used cash in operations of $1,852,187 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended June 30, 2011 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Based on market feedback, CREH management has developed a sales forecast for the new resin products to take up 03% (approximately 3,000 tons) of the PC market in China.  However, the recent fluctuations in the styrene monomer (SM) supplies and the possible shortage of industrial raw material from Japan derived from the recent disasters add uncertainty to the KMS markets.  The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the sales growth of KMS.  Nonetheless, we are confident about market acceptance of CRK 038 and expect a steady take-up by customers going forward.

During 2009 and 2010, we invested a lot of our time and resources on the strategic account management (SAM) customers on various production trials.  We expect the KMS business to start taking off.  For 2011, our business plan is to continue focus on developing the markets for the KMS blend products, and the MB Series resin products.

Overall, we generated revenues of $1,502,572 from the sales of the MB series and the CRK products during the second quarter of 2011 ended June 30.  Of the $1,502,572 total sales, $482,460 was from the fulfilled orders for the CRK and the new H900 series resin products. The corresponding cost of sales amounted to $1,380,493, or 92% of the total sales.

For the three months ended June 30, 2011, the global economic downturn continued to reflect in our operations in terms of decreases in order quantities as well as a shift from the higher-priced product series to the lower priced ones in the order mix.  The cost increases in the resin materials contributed by the recessed productivity of resin materials in Japan due to the Tohuku earthquake added challenges to our operations.

During the three months ended June 30, 2011, the Company made a net loss of $59,051, compared to a net profit of $122,968 for the comparable period in 2010.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2009, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans from a principle stockholder and an executive officer; and also from an unrelated company as well.   As at June 30, 2011, such loan balances were $837,334 and $340,525, respectively.  Our cash on hand was $94,316 as of June 30, 2011.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan.  While the recent adverse economic conditions have hindered us from further improving our operations and financial situation, we shall nonetheless continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

Results of Operations

Three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010

During the three and six months ended June 30, 2011 we report revenues of $1,502,572 and $2,346,752, respectively, compared to $2,786,384 and $3,057,634 during the three and six months, respectively, ended June 30, 2010.  The decreases in sales for the three and six months ended June 30, 2011 were due to the lower than expected sales quantity and a change in sales mix of the higher-priced KMS resin products and the MB Series products.  Our costs of sales for the three and six months ended June 30, 2011 were $1,380,493 and $2,154,227, respectively, as compared to $2,561,390 and $2,812,513 for the three and six months, respectively, ended June 30, 2010. The difference in cost of sales was directly attributed to the decrease in sales in 2011. As a percentage, costs of sales for both of the three and six months ended June 30, 2011 were 92%, which was the same for the comparable periods in 2010.

Our total operating expenses for the three months and six months ended June 30, 2011 were $147,878 and $295,595, respectively, as compared to $100,400 and $183,267, respectively, for the corresponding periods of 2010.  The change in the total operating expenses was due to an overall increase in the professional fees, salary expenses, and the general and administrative expense.  The increase in the professional fees was attributed to the consulting service used by the Company for business development in the US.  This consulting service started on March 1, 2011 and is provided by Ms. Lisa Mitchell for a monthly fee of $5,000.

For the three- and six-month periods ended June 30, 2011, we incurred $62,173 and $140,537, respectively, in salary expense; while we spent $35,691 and $75,434 of salary in the three- and six-month ended June 30 of 2010.  In 2009 and 2010, as part of the management’s rationalization program, the executive officers agreed to either waive their salary payments or take a much discounted salary.  Since the beginning of 2011, the compensations for some of these executive officers resumed to a level that was not discounted as deeply.

Regarding the general and administrative expenses, we incurred $66,007 and $114,811, respectively, during the three- and six-month periods ended June 30, 2011; while we spent $56,457 and $85,301, respectively, for the comparable periods in 2010.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The increases in the general administrative expenses in the three- and six-month periods ended June 30, 2011 as compared to the comparative periods in 2010 are mainly attributed to the increases in bank charges, car expenses, and business traveling expenses.  As the management continues its cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2011 will remain at a level comparable to the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011, we had a deficiency in working capital of $507,635 as compared to a deficiency of $350,020 at December 31, 2010.  Major changes in the liquidity include a decrease in cash balances by $11,110, an increase in restricted cash for import facilities by $64,452, a decrease of $152,807 in accounts receivable, an decrease of $45,408 in deposits, a decrease of $95,655 in inventory, a decrease of bank loan by $183,897, a decrease of loan payable by $33,458, an increase of $326,675 in notes payable to stockholder, and an increase in accounts payable by $182,821.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the six months ended June 30, 2011 was $111,990 as compared to $24,948 for the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $3,775, as compared to $8,545 during the six months ended June 30, 2010.

Net cash provided by financing activities for the six months ended June 30, 2011 was $109,320, as compared to $198,281 for the six months ended June 30, 2010 which represented proceeds to us from borrowing.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for every needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

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

China Renewable Energy Holdings, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: August 12, 2011