Form 10-Q
period 2011-09-30
Green Global Investments, Inc.
filed 2011-11-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-50196

GREEN GLOBAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	65-0968842 (I.R.S. Employer Identification No.)
Suite 802, Beautiful Group Tower 74-77 Connaught Road Central Hong Kong (Address of principal executive offices)	not applicable (Zip Code)
(852) 2384-6070 (Registrant’s telephone number, including area code)
CHINA RENEWABLE ENERGY HOLDINGS, INC. (Former name, former address and former fiscal year, if changed since last report)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of October 28, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 appearing under Part I., Item 1. Description of Business - Risk Factors.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Green Global Investments, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong (“CCRL”), Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China (“REEC”), and EEP Ltd., a company formed under the laws of Hong Kong (“EEPL”).

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREEN GLOBAL INVESTMENTS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, OF 2011 AND 2010 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,2011	December 31,2010
ASSETS

Current Assets
Cash	$146,974	$105,426
Restricted cash	164,983	252,619
Accounts receivable	93,334	383,077
Deferred charges	24,440	8,374
Deposits	192,760	72,501
Inventories	294,128	330,582
Total Current Assets	916,619	1,152,579

Fixed Assets, net	30,040	35,005

Total Assets	946,659	1,187,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank loan	$186,196	$295,545
Loan Payable	340,101	373,983
Note payable-related party	813,516	510,659
Accounts payable and accrued expenses	163,585	321,245
Taxation	1,164	1,167
Total Current Liabilities	1,504,562	1,502,599

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
Common stock, $0.001 par value, 100,000, 000 shares authorised, 24,580,000 shares issued and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive loss	(1,020)	(539)
Deficit	(1,265,946)	(1,023,539)
Total Stockholders' Deficit	(557,903)	(315,015)

Total Liabilities and Stockholders' Deficit	$946,659	$1,187,584

See accompanying notes to financial statements.

GREEN GLOBAL INVESMENTS, INC AND SUBSIDIARIES

(Formerly known as CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Sep 30		For the nine months ended Sept 30
	2011	2010	2011	2010

Revenue	$1,263,203	$1,302,241	$3,607,972	$4,370,988

Cost of Revenue	(1,129,737)	(1,141,807)	(3,276,112)	(3,968,634)

Gross Profit	133,466	160,434	331,860	402,354

Operating Expenses
Professional fees	40,558	11,407	80,827	33,952
Salary expense	61,709	47,661	202,187	123,116
General and administrative	76,479	35,324	208,544	117,462
Total Operating Expenses	178,746	94,392	491,558	274,530

(Loss)/Profit from Operations	(45,280)	66,042	(159,698)	127,824

Other Income	248	679	10,344	676
Bad debt provision written back	0	0	0	44,244
Interest Income	77	0	266	97
Interest Expense	(32,780)	(17,657)	(93,319)	(47,958)
Total other income(loss)	(32,455)	(16,978)	(82,709)	(2,941)

Net (Loss)/Profit before provision for Income taxes	(77,735)	49,064	(242,407)	124,883

Provision for Income Taxes	0	(9,629)	0	(41,746)

Net (Loss)/Profit	$(77,735)	$39,435	$(242,407)	$83,137

Net (Loss)/Profit Per Share - basic and diluted	$(0.003)	$0.002	$(0.010)	$0.003

Weighted average number of shares outstanding during the period - basic and diluted	24,580,000	24,580,000	24,580,000	24,580,000

See accompanying notes to financial statements.

GREEN GLOBAL INVESTMENTS,INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS CHINA RENEWABLE ENERGY HOLDINGS, INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended Sep 30,
	2011	2010
Cash Flows From Operating Activities:
Net Loss/Profit	$(242,407)	$83,137
Adjustments to reconcile net loss to net cash used in
operations :-
Profit on disposal of fixed assets		(676)
Depreciation	8,740	4,061
Change in operating assets and liabilities:
Decrease in restricted cash	87,636	-
Decrease(Increase) in accounts receivable	289,743	(173,581)
(Increase) in deposits	(120,259)	(80,478)
(Increase) in deferred charges	(16,066)	(4,234)
Decrease/ (Increase) in inventories	36,454	(597,565)
(Decrease)/ Increase in accounts payable and accrued expenses	(157,662)	593,903
Net Cash Used In Operating Activities	(113,821)	(175,433)

Cash Flows From Investing Activities :
Purchase of fixed assets	(3,775)	(31,177)
Net Proceeds from sales of fixed assets	-	3,102
Net Cash Used in Investing Activities	(3,775)	(28,075)

Cash Flows From Financing Activities :
Repayment of bank loan	(109,349)	-
Note payable-related party	302,857	392,132
Repayment/ Proceeds from other loan	(33,882)	(25,716)
Net Cash Provided by Financing Activities	159,626	366,416

Net Increase in Cash prior to effect of
Foreign currency transactions	42,030	162,908
Foreign currency exchange rate on cash effect	(482)	332

Net Increase in cash	41,548	163,240
Cash at Beginning of Period	105,426	14,005
Cash at End of Period	$146,974	$177,245

The Company paid $7,553 during the nine months in 2011 and none for interest  nine months in 2010, respectively.

The Company did not pay taxes in 2011 and 2010

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENT, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 AND 2010

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

Green Global Investments, Inc. ("GGI"), formerly known as Green Global Investment Inc, was incorporated under the laws of the State of Florida on December 17, 1999.  Name change was filed and became effective on September 27, 2011.  GGI was originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.

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

GGI and its’ wholly owned subsidiaries, CCRL, REEC, EEPL, and CBRL are hereafter referred to as the “Company”.

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Green Global Investment, Inc. (“GGI”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), and EEP Limited.  As of September 30, 2011, C B Resources Limited (“CBRL”) did not have any business transaction recorded.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of GGI.

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  The was no bad debt provision provided as of September 30, 2011 and 2010.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $294,128 and $330,582 at September 30, 2011 and December 31, 2010, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of September 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$22,030.02	3-5 years
Furniture and Fixture	2,113.32
Transportation Equipment	23,657.52	3-5 years
	47,800.86
Less Accumulated Depreciation	17,761.33
	$30,039.53

Depreciation and amortization expense was $3,320.30 and $1,649.35 for the three months ended September 30, 2011 and 2010 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3 - NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2011, and $4,091.88 of which still remains to be repaid.

•

The second loan of $109,644.50 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2012.

•

The third loan of $25,668 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2011.

•

The fourth loan of $25,668 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended for another twelve months to March 23, 2012.

•

The fifth loan of $25,668 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and matured on March 29, 2012.

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

•

The ninth loan of $164,275.20 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on December 31, 2011.

•

The tenth loan of $17,967.60 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2011.

•

The eleventh loan of $205,344 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2011.

•

The twelfth loan of $51,336 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on April 21, 2012.

•

The thirteenth loan of $43,295.50 was received on April 28, 2011.  Pursuant to the terms of the loan, the note bears no interest, and is unsecured.  The loan will mature on April 27, 2012.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The loan of $38,502 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on September 9, 2010, and was now extended to August 8, 2011.

NOTE 4 - LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,255 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2011.

•

The second loan of $25,668 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2011.

•

The third loan of $64,170 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 9, 2011.

•

The fourth loan of $154,008 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 6 - SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to September 30, 2011.

NOTE 7 - COMMITMENTS

There was no major commitment outstanding as at September 30, 2011.

NOTE 8 - GOING CONCERN

The Company sustained a net loss of $1,264,779 for the period from December 17, 1999 (inception) to September 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended September 30, 2011 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Business

Green Global Investments, Inc. ("GGI") was incorporated under the laws of the State of Florida on December 17, 1999. We were originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.  In view of the growing concerns regarding BPA leaching by the PC materials, we vision a market for PC and clear ABS (CABS) substitutes emerging for industries such as toys and food packaging.  Starting in late 2009, we invested in formulating new resin products for the replacement of the more traditional CABS and PC materials.

Our major product lines are comprised of the MB resin series and the CRK series.  The MB series is an energy-efficient resin product line produced by Chevron Phillips Chemicals (China) Company Limited.  The MB series are considered a desirable substitute for the conventional resin products used widely in the toy industry, household goods industry, and electronic goods industries.

The CRK series, a K-resins/MS blend (KMS) product family, is a proprietary formulated resin product lines developed by EEPL.  They are blended under a formulation mainly targeting at the clear ABS and PC markets.  The materials itself are composed of K-resins produced by Chevron Phillips and SMMA produced by Nippon Steel Chemical.  The CRK products, currently marketed are mainly the CRK 038 and a small portion of CRK 039, are aiming at two market segments: The superior clear ABS (CABS) substitute market, and the premium CABS substitute and PC substitute markets.  Starting in the fourth quarter of 2011, we expect to formally promote CRK 088, a CRK product aiming at the more cost sensitive segment, and include it in our product mix.

Overall, we generated revenues of $1,263,203 from the sales of the MB series and the CRK products during the third quarter of 2011 ended September 30.  Of the $1,263,203 total sales, $1,076,725 was from the sales of the MB products; and $186,478 from fulfilling the orders for CRK resin products. The corresponding cost of sales amounted to $956,981 (88.88%) and $172,756 (92.64%) for MB sales and CRK sales, respectively.

For the three months ended September 30, 2011, the global economic downturn continued to reflect in our operations in terms of decreases in order quantities as well as a shift from the higher-priced product series to the lower priced ones in the order mix.  The cost increases in the resin materials contributed by the recessed productivity of resin materials in Japan due to the Tohuku earthquake added challenges to our operations.

During the three months ended September 30, 2011, the Company made a net loss of $77,735, compared to a net profit of $39,435 for the comparable period in 2010.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2010, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans

from a principle stockholder and an executive officer; and also from an unrelated company as well.   As at September 30, 2011, such loan balances were $813,516 and $340,101, respectively.  Our cash on hand was $146,974 as of September 30, 2011.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan.  While the recent adverse economic conditions have hindered us from further improving our operations and financial situation, we shall nonetheless continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

Results of Operations

Three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010

During the three and nine months ended September 30, 2011 we report revenues of $1,263,203 and $3,607,972, respectively, compared to $1,302,241 and $4,370,988 during the three and nine months, respectively, ended September 30, 2010.  The decreases in sales for the three and nine months ended September 30, 2011 were due to the dropped sales of the KMS resin products and the MB Series resin products as a reflection of the general economic conditions. Our costs of sales for the three and nine months ended September 30, 2011 were $1,129,737 and $3,276,112, respectively, as compared to $1,141,807 and $3,968,634for the three and nine months, respectively, ended September 30, 2010. The difference in cost of sales was directly related to our changes in revenues in 2011. As a percentage, costs of sales for the three and nine months ended September 30, 2011 were 89.43% and 90.80%, respectively, as compared to 87.68% and 90.79% during the three and nine months, respectively, ended September 30, 2010.  The difference in the percentages can be attributed to the sales price variances and the change in the sales mix between the KMS products and the MB line.

Our total operating expenses for the three months and nine months ended September 30, 2011 were $178,746 and $491,558, respectively, as compared to $94,392 and $274,530, respectively, for the corresponding periods of 2010.  The change is primarily due to increases in the professional fees, salary expense, and general and administrative expenses.

For the three- and nine-month periods ended September 30, 2011, we incurred $40,558 and $80,827, respectively, in professional fees; while we spent $11,407 and $33,952 in the three- and nine-month ended September 30 of 2010.  The increase in the professional fees was due to the costs related to the hiring of the business development consultant in May 2011 and legal fees paid for the changes in the company name and board of director structure.  For the three- and nine-month periods ended September 30, 2011, we incurred $47,661 and $123,116, respectively, in salary expense; while we spent $61,709 and $202,187, respectively, in the three- and nine-month ended September 30 of 2011.  The increase in the salary expense was due to the increased payments on management staff compensations which reflected a more realistic market level of similar employment.

Regarding the general and administrative expenses, we incurred $76,479 and $208,544, respectively, during the three- and nine-month periods ended September 30, 2011; while we spent $35,324 and $117,462, respectively, for the comparable periods in 2010.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The mild increase in the general and administrative expenses reflected an increased level of business activities in 2011 as compared to 2010.  As the management continues its cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2011 will remain at a level comparable to the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2011, we had a deficiency in working capital of $587,943 as compared to a deficiency of $350,020 at December 31, 2010.  Major changes in the liquidity include an increase in the cash balances by $41,548, a decrease of $87,636 in restricted cash, a decrease of $289,743 in accounts receivable, an increase of $120,259 in deposits, a decrease of $36,454 in inventory, decrease in accounts payable by $157,662, and an increase of $302,857 in notes payable to related parties.  In particular, the cash position has changed as follows:

Net cash used in operating activities for the nine months ended September 30, 2011 was $113,821 as compared to $175,433 for the nine months ended September 30, 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $3,775, as compared to $28,075 during the nine months ended September 30, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $159,626, as compared to $366,416 for the nine months ended September 30, 2010 which represented proceeds to us from borrowing.

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

Green Global Investments, Inc.

By: /s/ Allen Huie
Allen Huie, CEO, President, principal executive officer and principal financial and accounting officer
Date: November 13, 2011