Form 10-K
period 2011-12-31
Green Global Investments, Inc.
filed 2012-03-30
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

((Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52918

GREEN GLOBAL INVESTMENTS, INC.
(Name of registrant as specified in its charter)

Florida	65-0968842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1901, Beautiful Group Tower 74-77 Connaught Road Central Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (852) 2384-6070

Securities registered under Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	Not applicable

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

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

AVAILABLE INFORMATION

Our principal executive offices are located at suite 1901, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong, and our telephone number at this location is (852) 2384-6070.   We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

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

In view of the recent global economic turmoil and our limited financial resources, the management was progressively looking for readjusting its strategic focus to allow the Company to diversify into other potential geographic and business areas.

On August 12, 2011, the Board of Directors adopted a resolution to amend Article I of the Company’s Articles of Incorporation to change the Company’s name to “Green Global Investments, Inc.”  The Board believes that the change of name was warranted given the change in the Company’s business focus so as to reflect the present direction and operations of the Company.  In connection with its name change, the Company’s stock symbol and CUSIP number will change upon the effectiveness of the name change.

In addition to changing the Company’s name, the Board also believed that it would be in the best interest of the Company and its shareholders to increase the number of persons eligible to serve on the Board of Directors from four to seven.  This will enable the Company to add directors of diverse backgrounds which will be beneficial to the Company.

As a result, the Board, pursuant to Article II, Section 3 of the Company’s Bylaws, authorized, effective as of September 26, 2011, the appointment of Don Mitchell, George Livingston and Geoff Hampson as directors to fill the vacancies created by the increase in the size of the Board.

Both resolutions were approved by a majority of the Shareholders by way of written consent.

Organization

Green Global Investments, Inc. ("GGI"), formerly known as China Renewable Energy Holdings, Inc. (“CREH”), was incorporated under the laws of the State of Florida on December 17, 1999.  Name change was filed and became effective on September 27, 2011.  GGI was originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.

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

In 2011, our redirected business plan was to focus on developing the markets for (1) KMS Blend products, and (2) the MB Series resin products.

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

Market Outlook

For 2012, our marketing focus continues to be on the CRK and MB lines of products.  In particular, we still believe there are a number of competitive advantages in the CRK lines.  The technical specifications of K-MS are in the range between CABS and PC in exception of raw material base and processing conditions.  K-MS is developed with full focus on the CABS and PC markets.  Major application areas include electronics, home appliances, CD/DVD, automobiles, stationary, construction panels, and toys.

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

The year of 2009 has been a year of seeding for the K-MS business.  We invested a lot of our time and resources on the SAM customers on various production trials.  As for Year 2011, we had expected the K-MS Blend business to start kicking off.  Based on market feedback, GGI management expects to take up 0.003% (approximately 3,000 tons) of the PC market in China in 2011.  At an average selling price of USD 2,600 per ton, the total sales forecast for 2011 is USD 7,800,000 for the year.  However, due to our main client’s (Hasbro) slower-than-expected adoption of the materials, the sales of the K-MS products reached only about 40% of what had been expected.

While markets signs had indicated the prospect for K-MS to be positive that the sales regarding the K-MS products should gradually pick up in 2012, the recent misfortunate disaster in Japan however has overshadowed our market prospect to a certain extent.  As our supplier of the SMMA materials we need in the blending of the K-MS products is located in southern Japan, the supplier has not suffered a direct impact from the earthquakes; the nuclear leakage issues derived from the earthquakes have created issues in the logistics aspect.  Many shipping and transportation companies have indicated reluctance to approach Japan.  To be prudent, the management will still need to see more indications to come up a realistic assessment.

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

Employees

As of March 15, 2012 we have seven full time employees of which four are executives, one is in sales and marketing, and two in general administration.  All based in our Hong Kong and Dong Guan offices. We believe our employee relations to be good.

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

We began operations in April 2006 and our activities through June 30, 2011 were limited to the development of our business model and raising the initial capital to fund our early stage operations.  Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods.  As a result, unless we are able to generate recurring revenue in amounts sufficient to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses. It is possible that our business will not be successful and that we will be forced to cease operations in which event you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For fiscal year ended December 31, 2011 we reported revenues of $4,359,014, had a net loss of $462,196.  We reported revenues of $6,158,457for the fiscal year ended December 31, 2010 and a net loss of $47,371.  The report of our independent public registered accounting firm on our financial statements for fiscal 2011 and 2010 raised substantial doubt about our ability to continue as going concern as a result of our net losses, cash used in operations and working capital deficit.

Our working capital was in a deficit of $807,784 at December 31, 2011, which is attributable to the net loss we sustained from operations. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

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

Our future success will be, to a certain extent, dependent upon the management, sales and marketing, and operational expertise of our executive officers Messrs. Huie, Tang and Wong. All of these individuals are located in our Hong Kong and or Dong Guan China offices. Although our wholly-owned subsidiary has entered into employment agreements with these individuals, we do not have key man insurance on any of these individuals and there are no assurances that they will remain employed by us or devote sufficient time and attention to our operations. If we should lose the services of one or more of these individuals, our ability to implement our business model would be in jeopardy which would have a material adverse effect upon our business, financial condition, and results of our operations in future periods.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring issuers to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2011 pursuant to rule 33-9142 that permanently exempts registrants that are neither accelerated nor large accelerated filers as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 from Section 404(b) internal control audit requirement.  The lack of an independent internal control audit may lead some investors and others to lose confidence in the reliability of our financial statements; hence, our ability to obtain financing as needed could suffer.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company

ITEM 2.

PROPERTIES.

Our principal executive office is located at Suite 1901, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong, which we are leasing from an unrelated third party for approximately $1,925 a month without a lease.  We combine our operations with the operations of China Clean & Renewable Energy Limited in the same office space.  We do not anticipate any difficulties in securing adequate office space.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of GGI has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of GGI has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of GGI has been convicted of violating a federal or state securities or commodities law.

GGI is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of GGI has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

	High	Low

Fiscal 2011:
November 14, 2009 (commencement of quotation) through December 31, 2011	$0.17	$0.015-

On March 22, 2012, the last sale price of our common stock as reported on the OTCBB was $0.15. As of March 31, 2011, there were approximately 61record owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business

Through EEPL, we continue our efforts to develop proprietary formulated resin products for substituting PC and CABS.  In view of the uncertainty in the global economy, we expect the sales trend of 2011 to continue into 2012.

During 2011, we continued to experience a slower-than-forecast demand pattern due to the delayed adoption of CRK 038 by our major customer (Hasbro).  Since the toy industry operate on strict timetables, the delayed adoption resulted in pushing back the orders for CRK 038 until the next production cycle.

The price increases of SM, which is an essential component in the KMS formulations, may in the near future hinder the growth in sales of KMS.  Nonetheless, we are reasonably confident about the market acceptance of CRK 038 and expect a steady take-up by customers going forward.

For the twelve months ended December 31, 2011, the Company made a net loss of $462,196, compared to a net loss of $47,371 for the comparable period in 2010.  In view of the recent years’ limited operations, net losses, working capital deficiency and projected cash requirement, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2011, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amounts of $855,392 from a principle stockholder and an executive officer; and $341,143 from an unrelated company.   As at December 31, 2011, our cash on hand was $54,978.  Our ability to continue as a going concern is dependent upon whether or not we can generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall continue to monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In 2011, management continued to concentrate on business development for our clean resin products.  For 2011 we reported revenues of $4,359,014 as compared to $6,158,457 for 2010.  The decrease in revenues for 2011 compared to 2010 reflects the currently prevailing economic conditions.

Our cost of sales for 2011 was $4,020,647, or 92.24% of sales, compared to $5,678,271, or 92.20% of sales, for 2010.

Our total operating expenses for 2011 were $685,932, compared to $501,814, representing an increase of $184,118 (36.7%) compared to 2010.  Our operating expenses include professional fees (which include legal, accounting, and consulting fees), salary expense, and general and administrative expenses.

Our professional fees for 2011 increased by $40,245, or approximately 50%, as compared to 2010.  Such increase was mainly due to the expenditure incurred in the use of a consulting agent to help us develop our business and identify potential investment projects in the US.

Salary expense in 2011 amounted to $276,813, which was $105,787 (approximately 62%) higher than that of $171,026 in 2010.  During the development stage of the Company, officers agreed to take compensations at a concessional level that was significantly below their employment terms.  The increase in the salary expense in 2011 reflects such officers’ salaries being normalized to a level that corresponded more closely and reasonably to their responsibility.

General and administrative expenses increased $38,086, or approximately 16.7%, in 2011 from 2010.  The increases were attributed mainly to business traveling related to more active business development and marketing effort in the year.  Principal components of general and administrative expenses in 2011 were bank charges ($28,974), rent (approximately $45,133), travel ($23,447) and entertainment ($45,521) associated with our sales and marketing, testing expenses ($11,015) incurred in the development of the formulation products, and $6,229 in car expenses related to the company automobile used in China.

We anticipate that our general and administrative expenses will increase moderately in 2012 as we continue to market our services and implement our business plan.  As we anticipate the distribution of our MB product series and the K-MS series to improve in 2012, we also plan to increase our staff to strengthen the administrative as well as the marketing functions.  However, we are presently unable to quantify the amount of increased operating expenses for 2011 due to the uncertainties related to the actual level of our operations given the current relatively recessive state of the economy.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2011, we had a working capital deficit of $807,784 as compared to a working capital deficit of $350,020 at December 31, 2010. Principal changes in our balance sheet at December 31, 2011 from December 31, 2010 include:

•

Cash decreased by $50,448 partly as a result of the slower 2011 operations, and partly alleviated by the loan we obtained from a principal shareholder for securing the trade facilities we obtained from banks.

•

Restricted cash decreased by $78,869 reflects the lower bank requirements for security deposits due to the lower import purchasing level in 2011.

•

Deposits and accounts receivable, together, decreased by approximately $218,210 which reflects its decreased operations during 2011.

•

Deferred charges were $3,758 in 2011 as compared to $8,374 in 2010.  The decrease is due to the lower level of fund advances to employees for business development activities

•

Inventory was $169,154 in at December 31, 2011 compared to $330,582 at December 31, 2010.  The inventory at December 31, 2011 was mainly for supporting orders we received but to be delivered in early 2012.

•

Accounts payable for 2011 decreased by $72,155 compared to 2010 corresponding to the decreased orders for the support of sales.

•

Increases in note payable from a principal shareholder from $510,659 in 2010 to $855,392 in 2011 for securing the trade facilities we obtained from banks and other operational uses.

Net cash used in operating activities for 2011 was $58,750 as compared to $558,729 for 2010.  During 2011, we used cash to fund our net loss and the changes in the current assets and liabilities.

Net cash used in investing activities for 2011 was $5,716, which represented purchases of fixed assets, as compared to $28,246 during 2010.

Net cash provided by financing activities for 2011 was $16,348, which represented the proceeds obtained from the short term borrow discussed above, as compared to $680,233 for 2010.  The decreases were mainly due to the reduced trade facilities we needed from our banks.

Employees

Management anticipates the need to hire additional full- or part- time employees over the next 12 months.  The additions, in the range from one to two full-time employees, are for strengthening the administrative and sales and marketing supports.  It is expected that the addition will occur near the end of the second quarter to be ended June 30, 2012.

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

Management’s Report on Internal Controls Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Position
Allen Huie	53	Chairmen of the Board, Chief Executive Officer and Secretary
Chin Wan Tang	51	Director, Vice President and Chief Technical Officer
Tim Leung Wong	57	Director, Vice President and Financial Controller
Nelson Hong Cheong Poon	57	Director
Don Mitchell	78	Director
George Livingston	76	Director
Geoff Hampson	54	Director

Mr. Allen Huie.  Mr. Huie has served as a director, Chief Executive Officer and Secretary of our company since November 8, 2007. Mr. Huie is also the co-founder and has been President and Chief Executive Officer of China Clean & Renewable Energy Limited since September 2006. Mr. Huie is an investment banker and private equity investor in the greater China region. Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan. From August 2005 to 2009 Mr. Huie has been an advisor for AIP Strategic Investments Ltd., which invests in and operates retail outlets in Southern China that mainly sell herbal tea. From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the company in its principal business of providing on-line hotel and air travel bookings throughout China.

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

Mr. Nelson Hung Cheong Poon.  Since July 2007, Mr. Poon has been a director of Trump Elegant Ltd., Hong Kong, a garment trading company operating in Hong Kong and China.  From March 2002 to July 2007, Mr. Poon was senior officer and general manager of Concept Dyeing and Weaving Company Ltd., Hong Kong, where he was fully responsible for the overall operations. Mr. Poon received his Bachelor of Science degree from the University of Waterloo, Ontario, Canada, in 1979.

Mr. Donald Mitchell.  Donald Mitchell has more than 40 years of diversified leadership experience with major US corporations, as well as small and emerging companies both domestically and internationally.  His principal areas of expertise are in finance, international business development, business organization and sales.  Mr. Mitchell has served as a director of multiple national and international companies. He has extensive experience in the development of bank line financing and creative capitalization programs for small and mid-range companies. He has developed and managed IPOs, Private Placement Investment offerings, and varied financial “raise” vehicles for properly capitalizing companies.  He has consulted in international import-export, organizing and re-organizing, and government relations for small and large corporations.  His expertise ranges from the management and development of comprehensive business plans for corporate implementation, the development and implementation of M&A strategies for large and emerging companies, design, development and implementation of political business strategies and the design and control of communication programs for corporate entities at all levels.

Mr. George Livingston.  Mr. Livingston has more than 30 years’ experience in commercial real estate site selection, investment, and land development in Central Florida.  He is the founder and Chairman of NAI Realvest, one of the largest commercial real estate brokerage and property management firms in the Orlando market, as well as the founder of CommerCenters, LLC and Orlando EB5

Investments.  A well-respected real estate market economist, Mr. Livingston is actively involved in local commercial real estate and at US and international levels via his key industry peers.  Mr. Livingston serves as a Governor of the NAIOP (Commercial Real Estate Development Association) Research Foundation, member of NAIOP Industrial Development Forum and Trends Committee, and is past president of the Central Florida chapter. He is a member of FIABCI (International Real Estate Federation) and is a Certified International Property Specialist (CIPS). He serves on the Board of Directors of HomeBancorp, Inc., a Florida banking group. A City of Winter Park Planning & Zoning Commissioner, he has also served as Chairman of the Orange County Planning and Zoning Commission, and is a past Governor’s appointee to the Central Florida Regional Planning Council. He is a corporate investor and has served on the board of the Metro Orlando Economic Development Commission, as well as on the NAI Global Leadership Board.

Mr. Geoff Hampson.  Mr. Hampson has a 30 year career as a senior executive and entrepreneur building and financing businesses and creating shareholder value in a variety of different businesses at different stages of their evolution.  From startups to consolidations and turnarounds, Mr. Hampson has been involved in technology, construction, manufacturing, specialty materials, media and mining, including more than 20 M&A transactions on both the “buy” and “sell” sides.  Mr. Hampson has extensive international experience and countless relationships around the world, and has negotiated over 10 international joint ventures in countries such as Brazil, India, Ukraine, Russia, South Africa and China.  Mr. Hampson currently serves as the CEO of Fibrox Technology Ltd; is a member of the Board of Directors of Stronghold Metals, Inc (TSXV:Z) and a Principal in CommerCenters, LLC. He was also the founder and Chairman of Techvibes Media Inc, the founder and CEO of Corelink Data Centers LLC, and was CEO of Live Current Media, Inc.  He has served on the Board of Directors of several public companies including Peer 1 Network Enterprises Inc, Pacific Rodera Energy Inc, Live Current Media Inc, Stronghold Metals Inc and Cymat Inc.  He is also a member of the University of British Columbia’s International Advisory Board, and is active in local and international associations.

Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are at the discretion of the Board.  Directors listed above with other officer titles are full-time employees of our company.

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

Independent Directors

We currently have one director on our Board of Directors who is "independent" within the meaning of Marketplace Rule 4200 of the Financial Regulatory Industry Association (FINRA).

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2011.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($ (j)

Allen Huie (1)	2011	0	0	0	0	0	0	0	0
	2010	7,723	0	0	0	0	0	0	7,723
Stanley C.Tang	2011	31,729	0	0	0	0	0	0	31,729
	2010	4,891	0	0	0	0	0	0	4,891
Daniel W. Chu	2011	81,955	0	0	0	0	0	0	81,955
	2010	52,257	0	0	0	0	0	0	52,257
Tim Leung Wong	2011	74,248	0	0	0	0	0	0	74,248
	2010	59,980	0	0	0	0	0	0	59,980

(1)

Mr. Huie has served as our Chief Executive Officer since November 8, 2007. For the year ended December 31, 2011, Allen Huie waived compensation due under his employment agreement.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2011 or 2010, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

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

Director Compensation

Mr. Allen Huie is currently the one of four members of our Board of Director. Mr.Nelson Poon is an independent director, and Dr. (Stanley) Tang and Mr. Tim Leung Wong are other directors of our Board of Directors.  None of our directors receive any compensation in 2011 solely related to his services as a director.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  During fiscal 2011, we did not grant any options under the plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2012, there were 24,580,000 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2012 by:

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage Of Class

Allen Huie (1)(2)	8,132,800	33%

Wan Chin Tang(2)	230,000	*

Tim Leung Wong(2)	166,000	*

Daniel Wing Yin Chu(2)	89,000	*

Nelson Poon (2)	5,000	*

Allen Huie Family Trust (1)(2)(3)	13,662,000	56%

Julie Yim G. Moy (2)(3)	21,794,800	89%

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loan from Officer

The Company has received the following loans from Mr. Allen Huie:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2012, and $4,091.88 of which still remains to be repaid.

•

The second loan of $111,012.30 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2012.

•

The third loan of $25,746.60 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2012.

•

The fourth loan of $25,746.60 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended to September 22, 2012.

•

The fifth loan of $25,746.60 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and would originally be mature on March 29, 2012.  The loan has been extended to September 29, 2012.

•

The sixth loan of $18,437.91 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and became mature on February 10, 2012.  The loan was extended to August 10, 2012.

•

The seventh loan of $38,619.90 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 10, 2012.

•

The eighth loan of $45,056.55 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 12, 2012.

•

The ninth loan of $164,778.24 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2012.

•

The tenth loan of $18,022.62 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2012.

•

The eleventh loan of $205,972.80 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2012.

•

The twelfth loan of $51,493.20 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on April 21, 2012.

•

The thirteenth loan of $43,428.08 was received on April 28, 2011.  Pursuant to the terms of the loan, the note bears no interest, and is unsecured.  The loan will mature on April 27, 2012.

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,619.90 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on September 9, 2010, and was now extended to August 8, 2012.

•

The second loan of $38,619.90 was received from the same EEPL officer on October 13, 2011.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matures on April 12, 2012.

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

Director Independence

None of the directors on Board but Mr. Poon is considered as an “independent” director.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deleon & Co. P.A served as our independent registered public accounting firm for fiscal 2011 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2011 and fiscal 2009.

	Fiscal 2011	Fiscal 2010

Audit Fees	$40,300	$35,400
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$40,300	$35,400

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

Date: March 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Huie
Allen Huie	Chief Executive Officer and Chairman of the Board, principal executive officer and principal accounting and financial officer	Date: March 29, 2012

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Green Global Investments.

We have audited the accompanying consolidated balance sheet of Green Global Investments, Inc. and Subsidiaries as of December 31, 2011, and 2010, and the related statement of Operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. Green Global Investments, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Global Investments, Inc and Subsidiaries as of December 31, 20010and 2011, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida

March 30, 2012

MEMBER: FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS INSTITUTE OF MANAGEMENT ACCOUNTANTS INSTITUTE OF FRAUD EXAMINERS	BOARD CERTIFIED IN BUSINESS APPRAISALS CERTIFIED MANAGEMENT ACCOUNTANT CERTIFIED IN FINANCIAL MANAGEMENT

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,2011	December 31,2010

ASSETS

Current Assets
Cash	$54,978	$105,426
Restricted cash	173,750	252,619
Accounts receivable	234,922	383,077
Deferred charges	3,758	8,374
Deposits	2,446	72,501
Inventories	169,154	330,582
Total Current Assets	639,008	1,152,579

Fixed Assets, net	28,240	35,005

Total Assets	$667,248	$1,187,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank loan	$-	$295,545
Loan Payable	341,143	373,983
Note payable - related party	855,392	510,659
Accounts payable and accrued expenses	246,847	321,245
Taxation	3,410	1,167
Total Current Liabilities	1,446,792	1,502,599

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorised, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorised, 24,580,000 shares issued and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Other comprehensive loss	(2,872)	(539)
Deficit	(1,485,735)	(1,023,539)
Total Stockholders' Deficit	(779,544)	(315,015)

Total Liabilities and Stockholders' Equity	$667,248	$1,187,584

See accompanying notes to financial statements

 GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2011	2010

Revenue	$4,359,014	$6,158,457

Cost of Revenue	(4,020,647)	(5,678,271)

Gross Profit	338,367	480,186

Operating Expenses
Professional fees	142,221	101,976
Salary expense	276,813	171,026
General and administrative	266,898	228,812
Total Operating Expenses	685,932	501,814

Loss from Operations	(347,565)	(21,628)

Other Income	9,885	2,218
Bad debt provision written back	-	43,880
Interest Income	324	134
Interest Expense	(122,597)	(70,808)
Total other loss	(112,388)	(24,576)

Net loss before provision for Income taxes	(459,953)	(46,204)

Provision for Income Taxes	(2,243)	(1,167)

Net Loss	$(462,196)	$(47,371)

Net Loss Per Share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	24,580,000	24,580,000

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Blank check
	Preferred Stock		Common Stock						Total
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Stockholders
	Number of		Number of		Paid-in	Subscription	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivables	Income/(loss)	Deficit	(Deficiency)
Balance, December 31,2009, Consolidated	-	$-	24,580,000	$24,580	$684,483	$-	$1,183	$(976,168)	$(265,922)

Net loss for the year	-	-	-	-	-	-	-	(47,371)	(47,371)
Cash received from shareholders	-	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(1,722)	-	(1,722)
Balance, December 31,2010, Consolidated	-	$-	24,580,000	$24,580	$684,483	$-	$(539)	$(1,023,539)	$(315,015)

Net loss for the year	-	-	-	-	-	-	-	(462,196)	(462,196)
Cash received from shareholders	-	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(2,333)	-	(2,333)
Balance, December 31,2011, Consolidated	-	$-	24,580,000	$24,580	$684,483	$-	$(2,872)	$(1,485,735)	$(779,544)

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2011	2010

Cash Flows From Operating Activities :
Net Loss	$(462,196)	$(47,371)
Adjustments to reconcile net loss to
net cash used in operations :-
Depreciation	12,478	5,670
Gain on disposal of fixed assets	-	(680)
Change in operating assets and liabilities:
Decrease (Increase) in restricted cash	78,869	(252,619)
Decrease (Increase) in accounts receivable	148,155	(153,297)
Decrease (Increase) in deposits	70,055	(58,258)
Decrease (Increase) in deferred charges	4,616	(3,906)
Decrease (Increase) in inventories	161,428	(287,528)
(Decrease) Increase in accounts payable and accrued expenses	(72,155)	239,260
Net Cash Used In Operating Activities	(58,750)	(558,729)

Cash Flows From Investing Activities :
Purchase of fixed assets	(5,716)	(31,427)
Net proceeds from sale of fixed assets	-	3,181
Net Cash Used in Investing Activities	(5,716)	(28,246)

Cash Flows From Financing Activities :
(Repayment) proceeds of bank loan	(295,545)	295,545
(Repayment) proceeds of note payable - related party	(32,840)	352,449
(Repayment) proceeds of other loans	344,733	32,239
Net Cash Provided by Financing Activities	16,348	680,233

Net (Decrease)Increase in Cash prior to effect of
foreign currency transactions	(48,118)	93,258
Foreign currency exchange rate on cash effect	(2,330)	(1,837)

Net (Decrease)Increase in cash	(50,448)	91,421
Cash at Beginning of Year	105,426	14,005
Cash at End of Year	$54,978	$105,426

The Company paid interest in the amount $9,102 in 2011 and $4,682 in 2010, respectively.

The Company did not pay taxes in 2011 and 2010

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

Green Global Investments, Inc. ("GGI"), formerly known as China Renewable Energy Holdings, Inc. (“CREH”), was incorporated under the laws of the State of Florida on December 17, 1999.  Name change was filed and became effective on September 27, 2011.  GGI was originally organized to provide business services and financing to emerging growth entities, and later redirected its business focus to market and to distribute energy-efficient products in China.

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

The accompanying audited consolidated financial statements include the accounts of Green Global Investments, Inc. ("GGI"), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), EEP Limited (“EEPL”), and C B Resources Limited (“CBRL”).  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which, together with CBRL, are themselves wholly-owned subsidiaries of GGI.

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

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(D)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  The was no provision for bad and doubtful debts provided as of December 31, 2011 and 2010.

(E)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw material to fill customer orders.  Excess raw material is created when a vendor imposes a minimum buy in excess of actual.  If excess material is not utilized after two fiscal years it is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consist of raw materials and were $169,154 and $330,582 at December 31, 2011 and 2010, respectively.

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

(G)

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260, "Earnings per Share."  As of December 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

NOTE 2

PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011, property, plant, and equipment consist of the following:

		Estimated
		Useful Life
Office Equipment	$25,268	3-5 years
Transportation Equipment	23,953	3-5 years
	49,221
Less Accumulated Depreciation	20,980
	$28,240

Depreciation and amortization expense was $12,478 and $5,670 for 2011 and 2010 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 3

NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

was extended in the same terms until November 7, 2012, and $4,091.88 of which still remains to be repaid.

•

The second loan of $111,012.30 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2012.

•

The third loan of $25,746.60 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2012.

•

The fourth loan of $25,746.60 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended to September 22, 2012.

•

The fifth loan of $25,746.60 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and would originally be mature on March 29, 2012.  The loan has been extended to September 29, 2012.

•

The sixth loan of $18,437.91 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and became mature on February 10, 2012.  The loan was extended to August 10, 2012.

•

The seventh loan of $38,619.90 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 10, 2012.

•

The eighth loan of $45,056.55 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on May 12, 2012.

•

The ninth loan of $164,778.24 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2012.

•

The tenth loan of $18,022.62 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2012.

•

The eleventh loan of $205,972.80 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2012.

•

The twelfth loan of $51,493.20 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on April 21, 2012.

•

The thirteenth loan of $43,428.08 was received on April 28, 2011.  Pursuant to the terms of the loan, the note bears no interest, and is unsecured.  The loan will mature on April 27, 2012.

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

In addition, the Company received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,619.90 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on September 9, 2010, and was now extended to August 8, 2012.

•

The second loan of $38,619.90 was received from the same EEPL officer on October 13, 2011.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matures on April 12, 2012.

NOTE 4

LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,549.75 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2012.

•

The second loan of $25,746.60 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 10, 2012.

•

The third loan of $64,366.50 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 9, 2012.

•

The fourth loan of $154,479.60 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2012.

NOTE 5

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 6

SUBSEQUENT EVENTS

On March 5, 2012 GGI entered into a Membership Interest and Share Exchange Agreement (the “Agreement”) by and between the Company, Allen Tat Yan Huie (“Huie”), the Allen Huie Family Trust (“Huie Trust”), CommerCenters, LLC, a Florida limited liability company (“Comcen”) and certain other individuals listed on Exhibit “A” of the Agreement (collectively, the “Members”), whereby the Members each agreed to assign their units in Comcen in exchange for a number of shares of common stock in the Company as more specifically set forth in the Agreement.

In pursuance to Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Company filed a Form 8-k on March 6, 2012 to report the Agreement.

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

(Formerly known as China Renewable Energy Holdings, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7

COMMITMENTS

There was no major commitment outstanding as at December 31, 2011.

NOTE 8

GOING CONCERN

The Company sustained a net loss of $1,485,735 since inception, and used cash in operations of $58,750 for the year ended December 31, 2011. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.