Form 10-Q
period 2012-03-31
Green Global Investments, Inc.
filed 2012-05-21
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-50196

GREEN GLOBAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization) Suite 1901, Beautiful Group Tower 74-77 Connaught Road Central Wanchai, Hong Kong (Address of principal executive offices)	65-0968842 (I.R.S. Employer Identification No.) not applicable (Zip Code)
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  24,580,000 shares of common stock are issued and outstanding as of May 13, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You, the readers, should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 appearing under Part I., Item 1. Description of Business - Risk Factors.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Green Global Investments, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong (“CCRL”), Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China (“REEC”), EEP Ltd., a company formed under the laws of Hong Kong (“EEPL”), CommerCenters LLC, a Florida limited liability company, and  GGI (Asia) Limited, a company formed under the laws of Hong Kong.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREEN GLOBAL INVESTMENTS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, OF 2012 AND 2011 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	March 31,2012	December 31,2011

ASSETS
Current Assets:
Cash	$134,365	$54,978
Restricted cash	406,478	173,750
Accounts receivable	176,808	234,922
Deferred charges	36,462	3,758
Deposits and other assets	176,698	2,446
Inventories	337,492	169,154
Total Current Assets	1,268,303	639,008
Fixed Assets, net	26,184	28,240
Goodwill	556,905	-

Total Assets	$1,851,392	$667,248

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank loan	$638,810	$-
Loan payable	341,288	341,143
Note payable - related party	932,527	855,392
Shareholder's advances	103,951	-
Amount due to affiliates	228,734	-
Accounts payable and accrued expenses	324,001	246,847
Accounts payable – shares to be issued	319,079	-
Taxation	-	3,410
Total Current Liabilities	2,888,390	1,446,792

Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,580,000 shares issued and outstanding	24,580	24,580
Additional paid-in capital	684,483	684,483
Accumulated other comprehensive loss	(2,667)	(2,872)
Deficit	(1,673,080)	(1,485,735)
Total Stockholders' Deficit	(966,684)	(779,544)
Non-controlling interests	(70,314)	-
Total Deficit	(1,036,998)	(779,544)
Total Liabilities and Stockholders' Deficit	$1,851,392	$667,248

See accompanying notes to financial statements.

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31
	2012	2011

Revenue	$917,250	$843,224

Cost of Revenue	(883,785)	(772,854)

Gross Profit	33,465	70,370

Operating Expenses:
Professional fees	27,449	20,542
Salary expense	95,655	78,271
General and administrative	70,759	47,240
Total Operating Expenses	$193,863	$146,053

Loss from Operations	(160,398)	(75,683)

Other income	283	7,305
Interest income	14	74
Interest expense	(34,574)	(26,404)
Total Other Loss	(34,277)	(19,025)

Net loss before Provision for Income Taxes	(194,675)	(94,708)

Provision for Income Taxes	-	-

Net loss, including loss attributable to non-controlling interests	(194,675)	(94,708)
Net loss attributable to non-controlling interests	7,330	-
	$(187,345)	$(94,708)

Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
during the Period - basic and diluted	24,580,000	24,580,000

See accompanying notes to financial statements.

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31
	2012	2011

Cash Flows From Operating Activities:
Net Loss	$(194,675)	$(94,708)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	2,089	2,968
Change in operating assets and liabilities:
(Increase) in restricted cash	(232,728)	(285,884)
Decrease in accounts receivable	58,114	190,502
(Increase) Decrease in deposits and other assets	(174,252)	46,321
(Increase) in deferred charges	(32,704)	(7,372)
(Increase) Decrease in inventories	(168,338)	170,172
Increase (Decrease) in accounts payable and accrued expenses	73,744	(118,803)
Increase in liabilities due to acquisition of a subsidiary	(300,810)	-
Net Cash (Used In) Operating Activities	$(969,560)	$(96,804)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(1,439)
Net Cash Used in Investing Activities	$-	$(1,439)

Cash Flows From Financing Activities:
Proceeds (Repayment) of bank loan	638,810	(295,545)
Proceeds from note payable-related party	77,135	345,243
Proceeds from shareholder's advances	103,951	-
Amount due to affiliates	228,734	-
Repayment of other loan	-	(416)
Net Cash Provided by Financing Activities	$1,048,630	$49,282

Net Increase (Decrease) in Cash prior to effect of
Foreign currency transactions	79,070	(48,961)
Foreign currency exchange rate on cash effect	317	(1,967)

Net Increase (Decrease) cash	79,387	(50,928)

Cash at Beginning of Period	54,978	105,426
Cash at End of Period	$134,365	$54,498

The Company paid interest of $2,748 and $5,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company paid taxes of $3,410 in the three months ended March 31, 2012, and none in the same period in 2011.

The Company has acquired a subsidiary during the three months ended March 31, 2012.  The acquisition is to be settled by an issuance of common shares with no cash forming part of the consideration.

See accompanying notes to financial statements.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

Green Global Investments, Inc. ("GGI"), formerly known as China Renewable Energy Holdings, Inc. (“CREH”), was incorporated under the laws of the State of Florida on December 17, 1999.  Name change was filed and became effective on September 27, 2011.  GGI was originally organized to provide business services and financing to emerging growth entities involved in energy projects, and later redirected its business focus to market and to distribute energy-efficient products in China.

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

GGI (Asia) Limited (“GGIA”), formerly known as C B Resources Limited (“CBRL”), was incorporated on July 6, 2010 under the laws of Hong Kong, China.  The company was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company.

CommerCenters, LLC (“CC”) was incorporated under the laws of the State of Florida on September 6, 2007.  CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.

CommerCenters EB5 Regional Center Investments, LLC, d/b/a Orlando EB5 Investments, is a Florida limited liability company formed in 2009 as a 50%-owned subsidiary of CC.  Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program.  The EB5 program was established to act as an incentive for foreign investors to invest in business opportunities in the U.S.A. by granting the foreign investor a conditional visa upon investment, and a permanent visa if the underlying investment results in the creation of ten jobs within the U.S.A.

GGI and its wholly owned subsidiaries, CCRL, REEC, EEPL, GGIA and CC are hereafter referred to as the “Company”.

(B)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Green Global Investment, Inc. (“GGI”), China Clean Renewable Energy Limited (“CCRL”) (Hong Kong), Renewable Energy Enterprise (Shanghai) and Company Limited (“REEC”), EEP Limited, and CommerCenters, LLC  As of March 31, 2012, GGIA did not have any business transaction recorded.  Both REEC and EEPL are wholly-owned subsidiaries of CCRL, which is itself a wholly-owned subsidiary of GGI.

The foregoing financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

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

(E)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  There was no bad debt provision provided as of March 31, 2012 and 2011.

(F)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $337,492 and $169,154 at March 31, 2012 and December 31, 2011, respectively.

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

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of March 31, 2012 and 2011, respectively, there were no common share equivalents outstanding.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

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

(J)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to seven-year life for furniture and fixture, and equipment.

(K)

Business Segments

With the acquisition of CommerCenters LLC on March 5, 2012, the company considers its divisions as two segments, one of marketing and distribution of energy-efficient products; and the other of real estate investment and development, for management purposes.

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

NOTE 2.

ACQUISITION

On March 5, 2012 GGI entered into a Membership Interest and Share Exchange Agreement (the “Agreement”) with CC, pursuant to which the Company acquired 100% of the outstanding units of CC from its members.  Under the terms of the agreement, the Company paid the selling members of CC by issuing the members 24,580,000 of its common shares.

The fair value of the consideration transferred consisted of the following:

Fair value of 24,580,000 shares issued	$307,250

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values.  The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill.  The amount of goodwill recognized is primarily attributable to the operating synergies and business expansion expected to be realized through the acquisition of CC

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

and the business expertise of the acquired business.  The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management.

The estimated fair values of the assets acquired and liabilities assumed are as follows:

Assets Acquired:	Estimated Fair Value
Cash	$37,759
Accounts Receivable	51,114
Other Current Assets	60,440
Deposits and Other Assets	162,669
Furniture, Fixtures and Equipment, net	1,174
Total Assets Acquired	313,156
Liabilities Assumed:
Accounts Payable	$(7,874)
Notes Payable-Bank	(285,236)
Amount due to Affiliates	(228,734)
Shareholder Advances	(103,951)
Total Liabilities Assumed	(625,795)
Non-Controlling Interest:	62,984
Total Identifiable Liabilities	(249,655)
Goodwill	556,905
Total Acquisition Price	$307,250

CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.

The acquisition allows GGI to diversify its business from marketing and distributing energy-saving products in China into the acquisition, development and operation of seniors housing properties in the United States. CC intends to include “green” applications into its facilities wherever possible.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and CC as if the acquisition occurred at the beginning of each of the reporting periods presented.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the three months ended March 31, 2012 combined the historical results of the Company for the three months ended March 31, 2012 and the historical results of CC for the three months ended March 31, 2012, and the effects of the pro forma adjustments described above.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

The unaudited pro forma financial information for the three months ended March 31, 2011 combined the historical results of the Company for the three months ended March 31, 2011, the historical results of CC for the three months ended March 31, 2011 and the effects of the pro forma adjustments described above.

	For the three months ended March 31
	2012	2011
Revenue	$917,250	$843,224
Cost of Revenue	(883,785)	(772,854)
Gross Profit	33,465	70,370
Operating Expenses:
Professional fees	33,575	20,542
Salary expense	122,071	78,271
General and administrative	142,816	151,718
Total Operating Expenses	298,462	250,531
Loss from Operations	(264,997)	(180,161)
Other Income	283	7,305
Interest Income	14	73
Interest Expense	(39,389)	(32,028)
Total Other Loss	(39,092)	(24,650)
Net loss before provision for Income taxes	(304,089)	(204,811)
Provision for Income Taxes	-	-
Total net loss	(304,089)	(204,811)
Net loss attributable to non-controlling interests	40,433	34,202
	$(263,657)	$(170,609)
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding During the Period - basic and diluted	50,106,330	50,106,330

There is no impact to the Company's tax provision for the three months ended March 31, 2012 and 2011.

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012, property, plant, and equipment consist of the following:

	GGI	CC	Combined	Estimated Useful Life
Office Equipment	$25,268	$9,565	$34,833	3-5 years
Transportation Equipment	23,953	-	23,953	3-5 years
	49,221	9,565	58,786
Less Accumulated Depreciation	24,211	8,391	32,602
	$25,010	$1,174	$26,184

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

Depreciation and amortization expense was $2,089 and $2,968 for the three months ended March 31, 2012 and 2011 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

NOTE PAYABLE

The Company has received the following loans from a principal shareholder:

•

The first loan of $10,000 was received on November 7, 2007.  Pursuant to the terms of the loan, the note bears interest at 7% p.a., was unsecured, and matured on November 8, 2008.  The loan was extended in the same terms until November 7, 2012, and $4,093.64 of which still remains to be repaid.

•

The second loan of $111,182.40 was received on April 29, 2009.  Pursuant to the terms of the loan, the note bears no interest, is unsecured.  The original maturation date of April 28, 2010 has been extended to April 28, 2013.

•

The third loan of $25,757.60 was received on May 19, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of November 18, 2009 was extended for another twelve months to November 18, 2012.

•

The fourth loan of $25,757.60 was received on September 24, 2009.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured.  The original maturation date of March 23, 2010 was extended to September 22, 2012.

•

The fifth loan of $25,757.60 was received on March 30, 2010.  Pursuant to the terms of the loan, the note bears interest at 4% p.a., is unsecured, and would originally be mature on March 29, 2012.  The loan has been extended to September 29, 2012.

•

The sixth loan of $18,445.79 was received on February 11, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and became mature on February 10, 2012.  The loan was extended to August 10, 2012.

•

The seventh loan of $38,636.40 was received on April 12, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% p.m., is unsecured, and matured on April 10, 2012.  The loan was extended in the same terms to April 10, 2013.

•

The eighth loan of $45,075.80 was received on May 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matured on May 12, 2013.  The loan was extended in the same terms to May 12, 2013.

•

The ninth loan of $164,848.64 was received on September 14, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on June 30, 2012.

•

The tenth loan of $18,030.32 was received on October 6, 2010.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 5, 2012.

•

The eleventh loan of $206,060.80 was received on February 16, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on August 15, 2012.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

•

The twelfth loan of $51,515.20 was received on March 23, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matured on April 21, 2012.  The loan was extended in the same terms to April 21, 2013.

•

The thirteenth loan of $43,446.63was received on April 28, 2011.  Pursuant to the terms of the loan, the note bears interest at 1% per month, and is unsecured.  The loan matured on April 27, 2012.  The loan was extended in the same terms to April 27, 2013.

•

The fourteenth loan of $43,143.98 was received on March 6, 2012.  Pursuant to the terms of the loan, the note bears interest at 1% per month, and is unsecured.  The loan became mature on April 5, 2012 and was extended in the same terms to April 4, 2013.

The Company also received a loan from another stockholder, who is also an executive officer:

•

The first loan of $38,636.40 was received from an EEPL director on March 10, 2010.  Pursuant to the terms of the loan, the note carried an interest at 1% per month, unsecured, originally matured on September 9, 2010, and was now extended to August 8, 2012.

•

The second loan of $38,636.40 was received from the same EEPL officer on October 13, 2011.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matured on April 12, 2012.  The loan was extended in the same terms to June 12, 2012.

•

The third loan of $33,484.88 was received from the same EEPL officer on March 27, 2012.  Pursuant to the terms of the loan, the note bears an interest at 1% per month, unsecured, and matures on May 26, 2012.

In addition, CC maintained the following notes payable as of March 31, 2012:

Note payable, United Midwest Savings Bank	$ 99,654
Note payable, CNL Bank	218,667
$ 318,321

The United Midwest Saving Bank note payable had an original balance of $200,141 and matured on February 25, 2012. At that time, it was extended for one year and paid down to a balance of $49,753. The note bears interest at the rate of 2.5% over the bank prime rate (currently 3.25%) but with a floor of 6.0%. The note is personally guaranteed by a principal of the Company. As the Company considers this a demand note instrument, it is reflected in its consolidated balance sheet as a current liability.

The CNL Bank note payable is a demand note providing for a line of credit of up to $250,000, principally intended to fund the operations of the Orlando EB5 Investments subsidiary. It bears interest at the rate of 7.0%. This note is also personally guaranteed by a principal of the Company as well as its subsidiary, Orlando EB5 Investments. Interest incurred on the line of credit is reimbursed to the Company by this subsidiary ($7,144 in 2011). As this instrument is a demand note, it is also reflected in its consolidated balance sheet as a current liability. As of March 31, 2012, the available funding under this line of credit agreement was $31,333.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

NOTE 5.

LOAN PAYABLE

The Company has also received from an unrelated creditor the following loans:

•

The first loan of $96,591 was received on May 25, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured.  The original maturation date of November 24, 2009 was extended to November 20, 2012.

•

The second loan of $25,757.60 was received on October 12, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on October 11, 2012.

•

The third loan of $64,394 was received on November 11, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 9, 2012.

•

The fourth loan of $154,545.60 was received on November 26, 2009.  Pursuant to the terms of the loan, the note bears interest at 1% per month and is unsecured, and matures on November 24, 2012.

NOTE 6.

RELATED PARTY TRANSACTIONS

The only related party transactions were the loans received from the principal stockholder as disclosed in NOTE 3 above.

NOTE 7.

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to March 31, 2012.

NOTE 8.

COMMITMENTS

In 2010, the Company’s Orlando EB5 Investments subsidiary entered into a joint venture agreement with American Dream Fund (“ADF”), of Los Angeles, California.  ADF owns and operates Regional Centers in Los Angeles, California; Las Vegas, Nevada; and Portland, Oregon. The agreement runs through May 2013 and can be extended at the agreement of both parties for a mutually agreed upon period. The agreement does not create a separate legal entity, but instead creates a marketing fund that will be initially funded by the Company and used by ADF to market investment opportunities in Asia related to the Company’s proposed Regional Center, as well as the existing Regional Centers of ADF. The Company committed $200,000 annually to the fund over a two-year period to cover marketing expenses in Asia. The terms of the agreement state that ADF and the Company will share a 25% profit participation, as defined in the agreement, in their respective projects commencing during the term of the agreement.

Amounts paid into the fund by the Company are to be reimbursed only in the event that projects are created from any of the Regional Centers.  A certain percentage of the administrative fee collected by the Regional Centers will be committed to the repayment of these amounts to the Company as well as the replenishment of the marketing fund.  In the event that the Agreement is not extended at its expiration date, the Company will continue to receive the reimbursement payments as described in the Agreement from projects created during the period of the agreement as well as subsequent to the expiration.  Because the Company bears the risk of loss associated with the Agreement and is not guaranteed reimbursement of the amounts funded, the amounts are expensed by the Company as incurred.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

(UNAUDITED)

NOTE 9.

SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company has determined that it has two reportable segments, one of marketing and distribution of energy-efficient products; and the other of real estate investment and development.  Revenue for this segment is presented by groupings of similar products and services.

	For the 3 months ended March 31
	2012	2011
Revenue from external customers:
Energy Efficient Products	$917,250	$843,224
Real Estate	-	-
Total	$917,250	$843,224
Interest expense:
Energy Efficient Products	$33,006	$26,404
Real Estate	1,568	-
Total	$34,574	$26,404
Depreciation, depletion, or amortization:
Energy Efficient Products	$1,781	$2,968
Real Estate	308	-
Total	$2,089	$2,968

NOTE 10.

GOING CONCERN

The Company sustained a net loss of $1,673,080 for the period from December 17, 1999 (inception) to March 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations.  For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended March 31, 2012 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Business

Green Global Investments, Inc. (GGI), formerly known as China Renewable Energy Holdings, Inc., was incorporated under the laws of the State of Florida on December 17, 1999.

Initially, our focus was on providing consultancy and advisory services related to clean energy development projects in China.  Due to the competitive environment in clean energy consulting in China, our business focus shifted to formulating, marketing and distributing energy efficient and PC/ABS substitutable resin products in China.

During the period from late 2008 to 2011, the major product lines we marketed and distributed include the MB resin series, the CRK (a.k.a.KMS) resin series, and the H900 resin series.  During their market testing stage, all of these major product lines were well received by our end-user clients, who were mainly in the toy manufacturing industry.  The sales of these product lines in 2010, together with usage forecasts obtained from our major clients, indicated a promising market prospect for these products.  However, the shortage of SM, a key Japanese source ingredient, combined with the global economic downturn hampered the market prospects of our products.  The sales of our energy efficient resin products in 2011 dropped by approximately 30% compared to 2010.

Also during this period, the management of GGI began to look at developing a business related around the capital markets in Asia.  In July 6, 2010, the Company formed a 100% subsidiary called C.B. Resources Limited (“CBRL”).  CBRL was later changed to be called GGI (Asia) Limited (“GGIA”).  GGIA’s main business is to build critical strategic relationships in the Asian capital markets, which in turn will provide funding for future investment projects to be undertaken by the Company.  A capital markets’ support business is, in management’s view, a less capital intensive but expandable business strategy for GGI.

As a result of the global economic turmoil, 2011 has been a challenging year for the Company’s energy efficient resin distribution business.   From the beginning of 2012 to date, the economic challenges remain unabated.  In view of our limited financial resources, the management of GGI has to look progressively to diversify its strategic focus to allow the Company to expand into other potential geographic and business areas.

Organization Change

On September 12, 2011, the Board of Directors adopted a resolution to amend Article I of the Company’s Articles of Incorporation to change the Company’s name to “Green Global Investments, Inc.”  The Board believes that the change of name was warranted given the change in the Company’s business focus so as to reflect the present direction and operations of the Company.  In connection with its new name, the Company’s stock symbol was successfully changed to “GGIX”.

In addition to changing the Company’s name, the Board also believed that it would be in the best interest of the Company and its shareholders to increase the number of persons eligible to serve on the Board of Directors from four to seven.  This will enable the Company to add directors of diverse backgrounds which will be beneficial to the Company.

As a result, the Board, pursuant to Article II, Section 3 of the Company’s Bylaws, authorized, effective as of September 26, 2011, the appointment of Don Mitchell, George Livingston and Geoff Hampson as directors to fill the vacancies created by the increase in the size of the Board. The addition of these new Directors to the Board is to help the Company to expand its business strategy and focuses.

Both resolutions were approved by a majority of the Shareholders by way of written consent.

Acquisition of CommerCenters, LLC

As part of its effort to expand the Company’s business focus, on March 5, 2012 GGI entered into a Membership Interest and Share Exchange Agreement (the “Agreement”) by and between the Company, Allen Tat Yan Huie (“Huie”), the Allen Huie Family Trust (“Huie Trust”), CommerCenters, LLC, a Florida limited liability company (“CC”) and certain other individuals listed on Exhibit “A” of the Agreement (collectively, the “Members”), whereby the Members each agreed to assign their units in CC in exchange for a number of shares of common stock in the Company as more specifically set forth in the Agreement. Messrs. Mitchell, Livingston and Hampson were all principals of CC.

For further details, see the Agreement filed with the Form 8-K on March 6, 2012 and the amendments filed on March 21, 2012 and May 9, 2012.

CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.

The acquisition allows GGI to diversify its business from marketing and distributing energy efficient products in China into initially the acquisition, development and operation of seniors housing properties in the United States.  CC intends to include “green” applications into its facilities wherever possible.

Business Focuses

After the acquisition, GGI remains a publicly traded, Florida based company, but with the added focus on the acquisition, development and operation of seniors housing properties. The Company’s core mission in this sector is to provide a hospitality model (not an institutional one) for the residents of its seniors housing facilities. This will be a critical point of differentiation to other companies that are active in this industry today.

The Company will continue to identify compatible acquisitions, development opportunities and mergers, joint ventures and financing opportunities for seniors housing properties.  The company plans to further diversify holdings to include apartments and other opportunistic real estate investments in response to market opportunities.  The Company expects to provide certain funding for its real estate activities through its Asia subsidiary, GGI (Asia), Ltd., discussed above. It is also the manager of all projects funded by its Panama-based private equity fund, American Asset Investment Fund.

CC has applied for and is pending final approval of a Regional Center under the U.S. Immigrant Investor (EB-5) Visa Program.  The EB-5 program is designed to attract international investors to the United States by offering qualified foreign investors a conditional visa for the investor and his/her family in return for a minimum investment of $500,000 if in a high unemployment area, or $1 million if not, providing the underlying investment produces a designated number of new jobs.  Projects within the footprint of the CommerCenters EB-5 Regional Center Investments, LLC (d/b/a Orlando EB5 Investments) are selected and marketed abroad to individual international investors seeking US visas.  US funds of this nature have raised more than $2 billion in the past four years, most of which are from Asian investors.  GGI’s Asia subsidiary will play a crucial role in the success of this program as it will bring Asian investors into CC projects for the purpose of securing a U.S. visa.

GGI will differentiate itself from its competitors through its fully-integrated approach in entering the seniors housing industry; its hospitality approach to its residents; and by its capital market strength through strategic relationships enjoyed by its Asia subsidiary, Orlando EB5 Investments and American Asset Investment Fund.  Furthermore, the expanded in-house management expertise after the acquisition will allow GGI to source and execute unique value adding opportunities.  GGI’s mission, through CC, is to be the premier real estate company in the seniors housing business.

Operational Challenges

There are concerns management needs to address.  In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent registered public accounting firm, in their audit report, which covers the period through December 31, 2011, has expressed a substantial concern about our ability to continue as a going concern.  Since the 2008 private placement, in which we raised approximately $560,000 of capital, we have obtained loans in the amount of $932,527 from a principal stockholder and an executive officer; and $341,288 from an unrelated company.  As at March 31, 2012, we had cash on hand amounted to $134,365 and restricted cash $406,478 for the purposes of securing import/export bank facilities.  Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations.  We shall monitor and review our position from time to time, and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

Should the funds generated from operating activities fall short of the cash needs, additional capital would need to be raised.  Where necessary, we plan to continue to provide for our capital requirements through the sale of equity securities.  The Company is currently in the process of a private placement of $2 - $4 million for equity shares.  However, we have not yet received funding from this private placement effort.  Although we remain reasonably optimistic about our prospect of being solvent, we cannot assure that we will be successful in raising working capital as needed.  As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Results of Operations

For the three months ended March 31, 2012, the Company sustained a net loss of $194,675, compared to a net loss of $94,708 for the comparable period in 2011.

During the three months ended March 31, 2012 we report revenues of $917,250 compared to $843,224 during the three months ended March 31, 2011.  The increase in sales for the three months ended March 31, 2012 can be attributed to sales of the MB series and CRK series resin products within our marketing and distribution division.  Our real estate division did not record any sales for the three months ended March 31 for both 2012 and 2011.

The corresponding cost of sales for the three months ended March 31, 2012 was $883,785 compared to $772,854 for the three months ended March 31, 2011.  The increase in cost of sales for the three months ended March 31, 2011 reflected our increase in revenues.

The total operating expenses for the three-months ended March 31, 2012 were $193,863, compared to $146,053 for the corresponding period in 2011.  The change reflected the incorporation of the operating expenses of our newly acquired subsidiary, CommerCenters LLC, into GGI’s total operating expenses in the areas of professional fees, general and administrative expense, and salary expense for the three months ended March 31, 2012.

During the three months ended March 31, 2012 professional fees were $27,449 compared to $20,542 for the same period in 2011.  Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business.  The increase in professional fees for the three months ended March 31, 2012 as compared to the corresponding period in 2011 reflected the increased cost of compliance and legal fees associated to our recent organizational changes.

Our general and administrative expenses were $70,759 for the three months ended March 31, 2012, and $47,240 for the three months ended March 31, 2011.  The increases reflected our heightened activity level attributed to the business combination.  Our general and administrative expenses consisted of ordinary business expenses, including bank charges, rent, traveling and entertainment related to business development, and advertising expenses.

For the remainder of 2012, we anticipate an increase in both salary expense and the general and administrative expenses as we continue to implement our revised, progressive business model.  However, we shall maintain our rationalization effort in controlling our expenses to remain efficient and competitive.

Liquidity and Capital Resources

As at March 31, 2012, we had a deficit in working capital of $1,301,008 as compared to that of $807,784 at December 31, 2011.  The negative change of $493,224 in the working capital mainly reflects (a) the net loss of $194,675 we sustained in the operations for the three months ended March 31, 2012, and (b) the higher current liability level attributed to the addition of CommerCenters.  The change in working capital was comprised of an increase in cash balances and restricted cash by $79,387 and $232,728, respectively, a decrease in the accounts receivable by $58,114, a increase in inventory by $168,338, increases in various deposits by $174,252, and increases in bank loans of $638,810, an increase of $77,135 in notes payable to related party, an increase of advances from a shareholder by $103,951, the addition of an amount of $228,734 due to affiliates, and increases in accounts payable and accrued expenses by $73,744.

Net cash used in operating activities for the three months ended March 31, 2012 was $969,560 as compared to $96,804 for the three months ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $0, as compared to $1,439 used in the purchase of office equipment during the three months ended March 31, 2011.

Net cash provided by financing activities for the three months ended March 31, 2012 was $1,048,630, as compared to $49,282, which represents the proceeds obtained from loans and notes payable, for the three months ended March 31, 2011.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from new capital raised and anticipate this being the case in the future.

Off Balance Sheet Transactions

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Green Global Investments, Inc.

By:	/s/ Richard Asta
Richard Asta , President, CEO, and principal financial and accounting officer
Date: May 21, 2012