Form 10-Q
period 2012-06-30
Green Global Investments, Inc.
filed 2012-08-20
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-50196

GREEN GLOBAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	65-0968842 (I.R.S. Employer Identification No.)

2200 Lucien Way, Suite 350 Maitland, FL 32751 (Address of principal executive offices)	not applicable (Zip Code)

(407) 875-9989 (Registrant’s telephone number, including area code)
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  50,106,330 shares of common stock are issued and outstanding as of August 15, 2012.

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

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Green Global Investments, Inc., a Florida corporation, and our subsidiaries China Clean & Renewable Energy Limited, a corporation formed under the laws of Hong Kong (“CCRE”), Renewable Energy Enterprises (Shanghai) Company, Ltd., a company formed under the laws of the Peoples Republic of China (“REEC”), EEP Ltd., a company formed under the laws of Hong Kong (“EEPL”), CommerCenters LLC, a Florida limited liability company, LivingVentures LLC (“LVL”), CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), and GGI (Asia) Limited, a company formed under the laws of Hong Kong.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREEN GLOBAL INVESTMENTS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, OF 2012 AND 2011 (UNAUDITED).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30,2012	December 31,2011
ASSETS
Current Assets:
Cash	$32,192	54,978
Restricted Cash	-	173,750
Accounts Receivable	35,729	234,922
Deferred Charges	70,947	3,758
Deposits and Other Assets	195,801	2,446
Inventories	-	169,154
Total Current Assets	334,669	639,008

Fixed Assets, net	943	28,240

Goodwill	556,905	-
Total Assets	$892,517	667,248

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Loan	$49,660	-
Loan Payable	245,334	341,143
Note Payable	582,560	-
Note Payable - Related Party	-	855,392
Shareholder's Advance	216,569	-
Amount due to Affiliates	228,734	-
Accounts Payable and Accrued Expenses	30,366	246,847
Accounts Payable - Shares to be issued	100,000	-
Taxation	-	3,410
Total Current Liabilities	1,453,223	1,446,792

Stockholders' (Deficit) Equity
Preferred Stock, $0.001 par value, 10,000,000 shares
Authorised, None Issued and outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares Authorised, 50,106,330 and 24,580,000 shares as of June 30, 2012 and December 31, 2011, respectively
Issued and Outstanding Respectively	50,106	24,580
Additional Paid-in Capital	978,036	684,483
Accumulated Other Comprehensive Loss	-	(2,872)
Deficit	(1,484,652)	(1,485,735)
Total Stockholders' Deficit	(456,510)	(779,544)
Non-controlling Interests	(104,196)	-
Total Liabilities and Stockholders' Deficit	$892,517	667,248

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
		Restated		Restated
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit

Operating Expenses
Professional Fees	105,859	4,500	128,511	9,236
Salary Expense	77,759	-	91,614	-
General and Administrative	116,799	4,330	138,091	8,730
Total Operating Expenses	$300,417	$8,830	$358,216	$17,966

Loss from Operations	(300,417)	(8,830)	(358,216)	(17,966)

Other Income
Interest Income	-	-	-	-
Interest Expense	(3,531)	(3,861)	(5,099)	(7,997)
Total Other Loss	(3,531)	(3,861)	(5,099)	(7,997)

Net Loss on Continuing Operations	$(303,948)	$(12,691)	$(363,315)	$(25,963)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	(56,985)	(44,398)	(192,258)	(133,197)
Loss on Disposal of Discontinued Subsidiaries	(748,247)	-	(748,247)	-
Net Loss on Discontinuing Operations	$(805,232)	$(44,398)	$(940,505)	$(133,197)

Net Loss before Provision for Income Taxes	(1,109,180)	(57,089)	(1,303,820)	(159,160)

Provision for Income Taxes	-	-	-	-
	$(1,109,180)	$(57,089)	$(1,303,820)	$(159,160)
Net Loss, Attributable to Non-controlling Interests	33,882	-	104,196	-

	$(1,075,298)	$(57,089)	$(1,199,624)	$(159,160)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	50,106,330	24,580,000	50,106,330	24,580,000

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
Cash Flows from Operating Activities :
Net Loss	$(1,303,820)	(155,355)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operations :-
Post Acquisition Losses Attributable to Non-controlling Interest	(41,212)	-
Loss on Discontinued Operations	940,505	-
Depreciation and Amortisation	540	6,178
Change in Operating Assets and Liabilities:
Decrease (Increase) in Restricted Cash	173,750	(64,452)
Decrease in Accounts Receivable	199,193	152,807
(Increase) in Deferred Charges	(67,189)	(9,410)
(Increase) Decrease in Deposits and Other Assets	(193,355)	45,408
Decrease in Inventories	169,154	95,655
(Decrease) in Accounts Payable and Accrued Expenses	(216,481)	(182,821)
(Increase) in Liabilities Due to Acquisition of a Subsidiary	(302,293)	-
Decrease in Liabilities Due to Disposal of a Subsidiary	392,100	-
Net Cash Used in Operating Activities	(249,108)	(111,990)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	-	(3,775)
Net Cash Used in Investing Activities	-	(3,775)

Cash Flows from Financing Activities :
Proceeds (Repayment) of Bank Loan	49,660	(183,897)
(Repayment) of Loan Payable	(95,809)	-
Proceeds of Note Payable	582,560	-
(Repayment) Proceeds of Note Payable-Related Party	(855,392)	326,675
Proceeds from Shareholder's Advance	216,569	-
Amount due to Affiliates	228,734	-
Proceeds from Accounts Payable- Shares to be issued	100,000	-
(Repayment) of Other Loans	-	(33,458)
Net Cash Provided by Financing Activities	226,322	109,320

Net Increase (Decrease) in Cash prior to effect of
Foreign Currency Transactions	(22,786)	(6,445)
Foreign Currency Exchange Rate on Cash Effect	-	(4,665)

Net Increase (Decrease) in Cash	(22,786)	(11,110)
Cash at Beginning of Period	54,978	105,426
Cash at End of Period	$32,192	94,316

The Company paid $5,062 during six months in 2012 and paid $5,000 for interest six month in 2011 respectively.  The Company did not pay taxes in 2012 and 2011.

The Company has acquired a subsidiary during the six months ended June 30, 2012.  The acquisition was settled by an issuance of common shares with no cash forming part of the consideration.

The Company has also disposed a subsidiary during the six months ended June 30, 2012.  The disposal had no cash forming part of the consideration.

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

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

GGI (Asia) Limited (“GGIA”), a wholly owned subsidiary of GGI, formerly known as C B Resources Limited (“CBRL”), was incorporated on July 6, 2010 under the laws of Hong Kong, China.  The company was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company.

CommerCenters, LLC (“CC”) was incorporated under the laws of the State of Florida on September 6, 2007.  CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.  CC is a wholly owned subsidiary of GGI.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida limited liability company formed in 2009 as a 50%-owned subsidiary of CC.  Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program.  The EB5 program was established to act as an incentive for foreign investors to invest in business opportunities in the U.S.A. by granting the foreign investor a conditional visa upon investment, and a permanent visa if the underlying investment results in the creation of ten jobs within the U.S.A.

LivingVentures LLC (“LVL”), a wholly owned subsidiary of GGI, was formed on March 22, 2012 as a Florida limited company.  The company was formed for the carrying out of the operations of property and facility management.  The initial phase of operations will be implemented through collaborating with other business partners in the form of a joint-venture agreement.

GGI and all of its subsidiaries, GGIA, CC, CCEB and LVL, are hereafter referred to as the “Company”.

(B)

Discontinued Operations

On June 15, 2012, GGI entered into an agreement to sell the 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation.  The transaction was structured as a sale of CCRE’s assets, and was completed on June 15, 2012.  CCRE’s assets in the transaction included its 100% shareholding in both of the Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) and the EEP Limited (“EEPL”).

China Clean and Renewable Energy Limited was incorporated under the laws of Hong Kong, China on April 19, 2006. CCRE was organized to provide consulting services on environmental protection projects in China.

Renewable Energy Enterprises (Shanghai) Co. Ltd. was incorporated under the laws of the People’s Republic of China on February 27, 2008.  REEC was organized to provide renewable energy products and equipment in China.

EEP Limited was incorporated under the laws of Hong Kong, China on March 23, 2009.  EEPL was organized to market and distribute products and equipment that are environmentally friendly and energy-efficient in China.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

The results of CCRE and its subsidiaries’ operations are presented as discontinued operations for all periods presented.  Prior period amounts have been recast for discontinued operations.  See NOTE 11 below for additional information on discontinued operations.

(C)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GGI, GGIA, CC, CCEB, and LVL.  As of June 30, 2012, both GGIA and LVL did not have any business transaction recorded.

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

(D)

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

(E)

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  There was no bad debt provision provided as of June 30, 2012 and 2011.

(G)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the “first-in, first-out” (FIFO) method.  The Company buys raw materials to fill customer orders.  Excess in raw materials is created when a vendor imposes a minimum buy that is in excess of the actual requirement.  Any excess in materials not utilized after two fiscal years is fully reserved.  Any inventory item once designated as reserved is carried at zero value in all subsequent valuation activities.  The Company’s inventories consisting of raw materials were $0 and $169,154 at June 30, 2012 and December 31, 2011, respectively.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

(H)

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

(I)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share."  As of June 30, 2012 and 2011, respectively, there were no common share equivalents outstanding.

(J)

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

(K)

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to seven-year life for furniture and fixture, and equipment.

(L)

Business Segments

With the disposal of its 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, the Company considers its remaining operations as single-segment in the area of real estate investment and development.

(M)

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

(N)

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements that are applicable to its operations.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

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

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values.  The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill.  The amount of goodwill recognized is primarily attributable to the operating synergies and business expansion expected to be realized through the acquisition of CC and the business expertise of the acquired business.  The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by the management.

The estimated fair values of the assets acquired and liabilities assumed are as follows:

Estimated Fair Value
Assets Acquired:
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

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

The acquisition allows GGI to diversify its business from marketing and distributing energy-saving products in China into the acquisition, development and operation of seniors housing properties in the United States. CC intends to include “green” applications into its facilities wherever possible.

NOTE 3.

DISPOSAL

On June 15, 2012, GGI entered into an agreement to sell the 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation.  The transaction was structured as a sale of CCRE’s assets, and was completed on June 15, 2012.  CCRE’s assets in the transaction included its 100% shareholding in both of the Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) and the EEP Limited (“EEPL”).

The accounting result of the disposal of CCRE and its subsidiaries is summarized as follows:

.

Cancellation of amount due from CCRE	$36,687
Investment in CCRE, at cost	129,000
New note payable issued to CCRE	582,560
Loss on Disposal of Subsidiaries	$748,247

NOTE 4.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company as if the acquisition of CC and disposal of CCRE did occur at the beginning of each of the reporting periods presented.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the six months ended June 30, 2012 combined the historical results of GGI and GGIA for the six months ended June 30, 2012 as well as the historical results of CC and its subsidiaries for the six months ended June 30, 2012.  The results of CCRE and its subsidiaries’ operations are presented as discontinued operations for all periods presented; hence, not included in the pro forma financial information of the continuing business segment.  Prior period amounts have been recast for discontinued operations.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-
Operating Expenses
Professional fees	130,585	30,892
Salary expense	118,031	41,279
General and administrative	214,199	145,598
Total Operating Expenses	$462,815	$217,769
Loss from Operations	(462,815)	(217,769)
Other Income
Interest Expense	(9,914)	(19,507)

Net loss on continuing operations	$(472,729)	$(237,276)

Discontinued operations
Loss from operations of discontinued subsidiaries	(192,258)	-
Loss on disposal of discontinued subsidiaries	(748,247)	-
Net loss on discontinuing operations	$(940,505)	$-
Net loss before provision for Income Taxes	(1,413,234)	(237,276)
Provision for Income Taxes	-	-
Net loss, including loss attributable to non-controlling interests	$(1,413,234)	$(237,276)
Net loss, attributable to non-controlling interests	74,315	74,894
Net loss after taxes	$(1,338,919)	$(162,382)
Net Loss Per Share - basic and diluted	$(0.03)	$(0.00)
Weighted average number of shares outstanding
during the period - basic and diluted	50,106,330	50,106,330

There is no impact to the Company's tax provision for the three months ended June 30, 2012 and 2011.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

NOTE 5.

PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2012, property, plant, and equipment consist of the following:

	GGI	CC	Combined	Estimated Useful Life
Office Equipment	$-	$9,565	$9,565	3-7 years
Transportation Equipment	-	-	-	3-5 years
	-	9,565	9,565
Less Accumulated Depreciation	-	8,622	8,622
	$-	$943	$943

Depreciation and amortization expense was $232 and $0 for the three months ended June 30, 2012 and 2011 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 6.

NOTES AND LOAN PAYABLE

As part of the terms in the sale of assets agreement stated in NOTE 3 above, GGI agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE.  The note bears an annual interest at a rate of 4%.  Under the terms of the note, GGI shall pay the accrued interest yearly and repay the principle of the note on June 15, 2015.

In addition, CC maintained the following notes payable as of June 30, 2012:

Note payable, United Midwest Savings Bank	$ 49,660
Note payable, CNL Bank	$ 245,334
$ 294,994

The United Midwest Saving Bank note payable had an original balance of $200,141 and matured on February 25, 2012. At that time, it was extended for one year and paid down to a balance of $49,660. The note bears interest at the rate of 2.5% over the bank prime rate (currently 3.25%) but with a floor of 6.0%. The note is personally guaranteed by a principal of the Company. As the Company considers this a demand note instrument, it is reflected in its consolidated balance sheet as a current liability.

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

NOTE 7.

RELATED PARTY TRANSACTIONS

The Company has received non-interest bearing advances from time to time from one of its principals. Such advances are used to fund operating costs, such as payroll and benefits and amounted to $216,569 at June 30, 2012.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest.  As of

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

June, 2012, the company owed to this former subsidiary $228,734, included as due to affiliates in the accompanying consolidated balance sheet.  Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to CommerCenters.

NOTE 8.

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to June 30, 2012.

NOTE 9.

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

NOTE 10.

SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company has determined that it has only one reportable segment of real estate investment and development.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

(UNAUDITED)

NOTE 11.

DISCONTINUED OPERATIONS

See Note 1 for a discussion of the Company’s discontinued operations.  The operations for all periods of the discontinued CCRE and subsidiaries are summarized as follows:

	APR 1 - JUN 15	APR 1 - JUN 30	JAN 1 - JUN 15	JAN 1 - JUN 30
	2012	2011	2012	2011

Revenue	$1,196,001	$1,513,191	$2,112,909	$2,352,363
Cost of Revenue	(1,101,322)	(1,388,687)	(1,984,830)	(2,159,838)
Gross Profit	94,679	124,504	128,079	192,525
Operating Expenses:
Professional fees	26,781	20,180	26,781	26,611
Salary expense	50,055	57,191	136,997	140,537
General and administrative	48,754	64,199	97,785	114,284
Total Operating Expenses	125,590	141,570	261,563	281,432
Loss from Operations	(30,911)	(17,066)	(133,484)	(88,907)
Other Income	3,495	2,787	3,778	8,037
Interest Income	1	116	15	190
Interest Expense	(29,570)	(30,235)	(62,567)	(52,517)
Total other loss	(26,074)	(27,332)	(58,774)	(44,290)
Net loss before provision for Income taxes	(56,985)	(44,398)	(192,258)	(133,197)
Provision for Income Taxes	-	-	-	-
Net Loss	$(56,985)	$(44,398)	$(192,258)	$(133,197)

NOTE 12.

GOING CONCERN

The Company sustained an accumulated net loss of $1,484,652 for the period from December 17, 1999 (inception) to June 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations.  For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended June 30, 2012 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

During the period from late 2008 to 2012, most of the major product lines we marketed and distributed were well received by our end-user clients, who were mainly in the toy manufacturing industry.  However, the shortage of key ingredients, combined with the global economic downturn hampered the market prospects of our products.  The sales of our energy efficient resin products in 2011 and 2012 have dropped significantly.

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

Disposal of China Clean and Renewable Energy Limited

With the gloominess of the global economy, the Company did not anticipate its resin business segment to return to a financially healthy state very soon.  On June 15, 2012, GGI entered into an agreement to sell the 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation.  The transaction was structured as a sale of CCRE’s assets, and was completed on June 15, 2012.  CCRE’s assets in the transaction included its 100% shareholding in both of the Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) and the EEP Limited (“EEPL”).

The disposal allows the Company to divest from an uncertain market to concentrate on its newly acquired seniors housing property business in the United States.

Business Focuses

After the acquisition of CommerCenters, GGI remains a publicly traded, Florida based company, but with a strong focus on the acquisition, development and operation of seniors housing properties. The Company’s core mission in this sector is to provide a hospitality model (not an institutional one) for the residents of its seniors housing facilities. This will be a critical point of differentiation to other companies that are active in this industry today.

Under its branding LivingVentures, the Company will seek to build an increasing portfolio of properties under management. To this end, the Company has initially entered into a joint venture agreement with International Care Management Services (ICMS) of Toronto, Canada to act as its operator and management company. ICMS has approximately 1,000 units under management currently with an increase to 1,600 expected in the near future. The management of ICMS has extensive experience in the seniors housing industry having managed well over 10,000 units during its history.

The Company sees this arrangement as central to its mission to become a leading seniors housing management company with a resident-centric service model.  The Company will also continue to identify compatible acquisitions, development opportunities and mergers, joint ventures and financing opportunities for seniors housing properties. This will provide the Company further opportunities for management of seniors housing facilities.

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

GGI will differentiate itself from its competitors through its fully-integrated approach in entering the seniors housing industry; its strong operations management team; its hospitality approach to its residents; and by its capital market strength through strategic relationships enjoyed by its Asia subsidiary, Orlando EB5 Investments and American Asset Investment Fund. Furthermore, the expanded in-house management expertise after the acquisition will allow GGI to source and execute unique value adding opportunities. GGI’s mission is to be a premier real estate company in the seniors housing business.

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

We plan to continue to provide for our capital requirements through the sale of equity securities.  The Company is currently in the process of a private placement in the range of $2-$3 million of common equity shares.  However, we have not yet received funding from this private placement effort.  Although we remain reasonably optimistic about our prospect of being solvent, we cannot assure that we will be successful in raising working capital as needed.  As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results. The Company is also in discussions with several investment banking firms and sources of private capital to better capitalize the Company and to raise funding for specific acquisition and development opportunities.

Discontinued Operations

Overall, we generated revenues of $1,196,001 from the sales of the MB series and the CRK products during the second quarter of 2012 ended June 30.  Of the $1,196,001 total sales, $610,500 was from the fulfilled orders for the CRK resin products. The corresponding cost of sales amounted to $1,101,322, or 92% of the total sales.

For the three months ended June 30, 2012, the global economic downturn continued to reflect in our operations in terms of decreases in order quantities as well as a shift from the higher-priced product series to the lower priced ones in the order mix.  The cost increases in the resin materials contributed by the recessed productivity of resin materials in Japan due to the Tohuku earthquake added challenges to our operations.

Results of Operations Three and Six Months Ended June 30, 2012

Three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011:

As we disposed of our resin distribution business on June 15, 2012, our other line of business in real estate investment and development, which we acquired in March 2012, is still in its development stage.  As such, we do not yet have any revenue recorded for the three and six months ended June 30, 2012 and 2011.

Our total operating expenses for the three months and six months ended June 30, 2012 were $300,417 and $358,216, respectively, as compared to $8,830 and $17,966, respectively, for the corresponding periods of 2011.  The change in the total operating expenses was due to an overall increase in the professional fees, salary expenses, and the general and administrative expense.

The increase in the professional fees was attributed to the increases in legal, accounting, and audit fees associated with the acquisition of CC and disposal of CREE.  For the three- and six-month periods ended June 30, 2012, we incurred $77,759 and $91,614, respectively, in salary expense; while we did not incur any salary expenses in the correspondent periods in 2011.  In 2011, as part of the management’s rationalization program, the executive officers agreed to waive their salary payments.  Since the beginning of 2012, the compensations for some of these executive officers resumed to a level that was not discounted as deeply.

Regarding the general and administrative expenses, we incurred $116,799 and $138,091, respectively, during the three- and six-month periods ended June 30, 2012; while we spent $4,330 and $8,730, respectively, for the comparable periods in 2011.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The increases in the general administrative expenses in the three- and six-month periods ended June 30, 2012 as compared to the comparative periods in 2011 are mainly attributed to the marketing and business development activities in the US and China.  For the remainder of 2012, we anticipate a reasonable level of increases in the total operating expenses as the Company brings on new staff to implement its business strategy; pursues acquisition and development projects to increase its operations management business; and travel and professional costs related to capital raising.

Liquidity and Capital Resources

At June 30, 2012, we had a deficiency in working capital of $1,118,554 as compared to a deficiency of $807,784 at December 31, 2011.  Major changes contributing to an improvement in liquidity include an increase of $67,189 in deferred charges, an increase of $193,355 in deposits and other assets, a decrease of $95,809 in loans payable, a decrease of $855,392 of notes payable to related parties, and a decrease of $216,481 in accounts payable and accrued expenses.

Major changes contributing to a decline in liquidity include a decrease of $22,786 in cash, decreases of $173,750 and $199,193 in restricted cash and in accounts receivable, respectively, a decrease in $169,154 in inventories, increases of $49,660 in bank loan and $582,560 in note payable, additions of $216,569 in shareholder advances and $228,734 in amounts due to an affiliate, and amounts received on account for subscribed but unissued shares.  The $582,560 note payable represented the portion of debts from CCRE that the Company retained after spin-off of the resins business.

Net cash used in operating activities for the six months ended June 30, 2012 was $352,292 as compared to $249,108 for the six months ended June 30, 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was $0, as compared to $3,775 during the six months ended June 30, 2011.

Net cash provided by financing activities for the six months ended June 30, 2012 was $226,322, as compared to $109,320 for the six months ended June 30, 2011 which represented proceeds to us from borrowing.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

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
Richard Asta , President, CEO, and principal financial and accounting officer
Date: August 20, 2012