Form 10-Q
period 2012-09-30
Green Global Investments, Inc.
filed 2012-11-19
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-50196

GREEN GLOBAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	90-0866368 (I.R.S. Employer Identification No.)
2200 Lucien Way, Suite 350 Maitland, FL 32751 (Address of principal executive offices)	32751 (Zip Code)
(407) 875-9989 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  57,421,330 shares of common stock are issued and outstanding as of November 2, 2012.

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

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to Green Global Investments, Inc., a Florida corporation, and our subsidiaries CommerCenters LLC (“CC”), a Florida limited liability company; LivingVentures LLC (“LVL”), a Florida limited liability company; CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), a Florida limited liability company; 2040177 Ontario Limited (“ICMS-Canada”), an Ontario corporation; International Care Management Services Ltd. (“ICMS-US”), a Washington corporation; and GGI (Asia) Limited, a company formed under the laws of Hong Kong.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

GREEN GLOBAL INVESTMENTS, INC.

AND SUBSIDIARIES

CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, OF 2012 AND 2011 (UNAUDITED).

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY FOR THE YEAR ENDED DECEMBER 31, 2011 AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$28,286	$54,978
Restricted Cash	-	173,750
Accounts Receivable	246,668	234,922
Deferred Charges	84,284	3,758
Deposits and Other Assets	232,920	2,446
Inventories	-	169,154
Total Current Assets	592,158	639,008

Other Assets
Bank in Trust	326,704	-

Fixed Assets, net	13,466	28,240
Goodwill	2,131,437	-
Total Assets	$3,063,765	$667,248

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Bank Loans	$294,994	$341,143
Notes Payable	672,092	-
Notes Payable - Related Party	-	855,392
Shareholders’ Advances	506,610	-
Amount Due to Affiliates	230,183	-
Accounts Payable and Accrued Expenses	508,702	246,847
Accounts Payable - Shares to be Issued	250,000	-
Taxation	-	3,410
Total Current Liabilities	2,462,581	1,446,792

Other Liability
Trust Fund Held	326,704	-
Total Liabilities	2,789,285	1,446,792

Stockholders' (Deficit) Equity
Preferred Stock, $0.001 par value, 10,000,000 shares Authorized, None Issued and Outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares Authorized, 57,421,330 and 24,580,000 shares as of September 30,2012 and December 31,2011 respectively	57,421	24,580
Additional Paid-in Capital	2,060,656	684,483
Accumulated Other Comprehensive Loss	65	(2,872)
Deficit	(1,714,402)	(1,485,735)
Total Stockholders' (Deficit) Equity	403,740	(779,544)
Non-controlling Interests	(129,260)	-

Total Liabilities and Stockholders' (Deficit) Equity	$3,063,765	$667,248

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
		Restated		Restated
	2012	2011	2012	2011

Revenue	$142,197	$-	$142,197	$-

Cost of Revenue	(3,841)	-	(3,841)	-

Gross Profit	138,356	-	138,356	-

Operating Expenses
Professional Fees	34,335	18,448	162,845	27,684
Salary Expense	129,187	-	220,800	4,400
General and Administrative	80,974	4,605	219,010	8,935
Total Operating Expenses	244,496	23,053	602,655	41,019

Loss from Operations	(106,140)	(23,053)	(464,299)	(41,019)

Other Income
Interest Income	-	-	-	-
Interest Expense	(13,192)	(3,142)	(18,292)	(11,139)
Total Other Loss	(13,192)	(3,142)	(18,292)	(11,139)

Net Loss on Continuing Operations	(119,332)	(26,195)	(482,591)	(52,158)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	-	(51,540)	(192,258)	(190,249)
Loss on Disposal of Discontinued Subsidiaries	-	-	(748,247)	-
Net Loss on Discontinuing Operations	-	(51,540)	(940,505)	(190,249)

Net Loss before Provision for Income Taxes	(119,332)	(77,735)	(1,423,096)	(242,407)

Provision for Income Taxes	-	-	-	-

Net Loss after Taxes	(119,332)	(77,735)	(1,423,096)	(242,407)
Net Loss, Attributable to Non-controlling Interests	(1,003)	-	40,210	-

Net Loss after Taxes and Non-controlling Interests	$(120,335)	$(77,735)	$(1,382,886)	$(242,407)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	48,558,969	24,580,000	36,966,147	24,580,000

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDARIES

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

	Blank check
	Preferred Stock		Common stock						Total
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Stockholders
	Number of		Number of		Paid-in	Subscription	Comprehensive	Accumulated	(Deficit)
	shares	Amount	shares	Amount	Capital	Receivables	Income / (Loss)	Deficit	Equity
Balance, December 31, 2010, Consolidated	-	$-	24,580,000	$24,580	$684,483	$-	$(539)	$(1,023,539)	$(315,015)

Net Loss for the Year	-	-	-		-	-	-	(462,196)	(462,196)
Foreign Currency Translation Loss	-	-	-		-	-	(2,333)	-	(2,333)
Balance, December 31, 2011, Consolidated	-	-	24,580,000	24,580	684,483	-	(2,872)	(1,485,735)	(779,544)

Net Loss for the Period	-	-	-	-	-	-	-	(1,423,096)	(1,423,096)
Loss Written Back on Disposal of a Subsidiary	-	-	-	-	-	-	2,872	1,194,429	1,197,301
Foreign Currency Translation Gain							65	-	65
Share Issuance	-	-	32,841,330	32,841	1,376,173	-	-	-	1,409,014
Balance, September 30, 2012, Consolidated	-	$-	57,421,330	$57,421	$2,060,656	$-	$65	$(1,714,402)	$403,740

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(1,423,096)	$(242,407)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations
Post Acquisition Losses Attributable to Non-controlling Interest	(40,210)	-
Loss on Discontinued Operations	940,505	-
Depreciation and Amortization	771	8,740
Change in Operating Assets and Liabilities
Decrease in Restricted Cash	173,750	87,636
(Increase)Decrease in Accounts Receivable	(11,746)	289,743
(Increase) in Deferred Charges	(80,526)	(16,066)
(Increase) in Deposits and Other Assets	(230,474)	(120,259)
Decrease in Inventories	169,154	36,454
(Increase) in Bank in Trust	(326,704)	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	261,856	(157,662)
(Increase)in Liabilities Due to Acquisition of Subsidiaries	(825,853)	-
Decrease in Liabilities Due to Disposal of a Subsidiary	281,833	-
Net Cash Used in Operating Activities	(1,110,740)	(113,821)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(3,775)
Net Cash Used in Investing Activities	-	(3,775)

Cash Flows from Financing Activities
(Repayment) of Bank Loans	(46,149)	(109,349)
Proceeds of Notes Payable	672,092	-
Proceeds of Trust Fund Held	326,704	-
(Repayment) Proceeds of Notes Payable-Related Party	(855,392)	302,857
Proceeds from Shareholders’ Advances	506,610	-
Amount due to Affiliates	230,183	-
Proceeds from Accounts Payable- Shares to be Issued	250,000	-
(Repayment) of Other Loans	-	(33,882)
Net Cash Provided by Financing Activities	1,084,048	159,626

Net Increase in Cash Prior to Effect of Foreign Currency Transactions	(26,692)	42,030
Foreign Currency Exchange Rate on Cash Effect	-	(482)

Net (Decrease)Increase in Cash	(26,692)	41,548
Cash at Beginning of Period	54,978	105,426
Cash at End of Period	$28,286	$146,974

The Company paid $11,247 interest during nine months in 2012 and paid $7,553 for interest nine months in 2011 respectively. The Company did not pay taxes in 2012 and 2011.

The Company has acquired subsidiaries during the nine months ended September 30, 2012. The acquisitions were settled by an issuance of common shares and cash.

The Company has also disposed of a subsidiary during the nine months ended September 30, 2012. The disposal had no cash forming part of the consideration.

See accompanying notes to financial statements

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

LivingVentures LLC (“LVL”), a wholly owned subsidiary of GGI, was formed on March 22, 2012 as a Florida limited company.  The company was formed for the carrying out of the operations of property and facility management.  The initial phase of operations was implemented through collaborating with other business partners, until the acquisitions of ICMS Canada and US were completed.

2040177 Ontario Limited (“ICMS-Canada”), a 90% owned subsidiary of GGI, was formed on January 30, 2004 as an Ontario corporation in Canada.  The company was formed for the carrying out of the operations of property and facility management under the trade name of “International Care Management Services” (“ICMS”) and was acquired on September 12, 2012.

International Care Management Services Ltd. (“ICMS-US”), a 90% owned subsidiary of GGI, was incorporated under the laws of the State of Washington on September 5, 2002.  The company was acquired on September 12, 2012 and continued its operations under the trade name of “LivingVenture Management.”

GGI and all of its subsidiaries, GGIA, CC, CCEB, LVL, ICMS-Canada, and ICMS-US, are hereafter referred to as the “Company”.

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

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

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

(C)

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GGI, GGIA, CC, CCEB, LVL, ICMS-Canada, and ICMS-US.   As of September 30, 2012, both GGIA and LVL did not have any business transaction recorded.

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

(F)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  As of September 30, 2012, there was no bad debt written off.

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

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(H)

Earnings per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260  "Earnings per Share."   As of September 30, 2012 and 2011, respectively, there were no common share equivalents outstanding.

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

(J)

Property and Equipment

The Company values its property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to seven-year life for its office equipment.

(K)

Business Segments

Following the recent acquisitions and disposal of its 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”), the Company has determined that it has two reportable segments, one of property and facility management; and the other of real estate investment and development.

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

NOTE 2.

ACQUISITION

On March 5, 2012 GGI entered into and closed a Membership Interest and Share Exchange Agreement (the “Agreement”) with CC, pursuant to which the Company acquired 100% of the outstanding units of CC from its members.  Under the terms of the agreement, the Company paid the selling members of CC by issuing the members 24,580,000 of its common shares.

The fair value of the consideration transferred consisted of the following:

Fair value of 24,580,000 shares issued	$307,250

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

On September 12, 2012 GGI entered into and closed the following two contracts with Mr. David B. Edwards, who was the owner of 100% of the issued and outstanding shares of all classes of stock of ICMS-Canada and ICMS-US:

Stock Exchange Agreement - under the terms and conditions of this agreement, GGI acquired 90% of the capital stock of ICMS-US from Mr. David Edwards.  In exchange for the 90% capital stock of ICMS-US, GGI would issue 7,315,000 of its common shares to Mr. Edwards.

The fair value of the consideration transferred consisted of the following:

Fair value of 7,315,000 shares issued	$1,089,935

Stock Purchase Agreement - under the terms and conditions of this agreement, GGI acquired 1,100 of the total 1,223 shares of issued and outstanding voting common stock of ICMS-Canada from Mr. David Edwards for a cash purchase price of US$250,000.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values.  The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill.  The amount of goodwill recognized is primarily attributable to the operating synergies and business expansion expected to be realized through the acquisitions of CC, ICMS-Canada, ICMS-US and the business expertise of the acquired businesses.  The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by the management.

The estimated fair values of the assets acquired and liabilities assumed in the three acquisition transactions aforesaid are as follows:

	CC Group	ICMS-Canada	ICMS-US	Total
Assets Acquired
Cash	$37,759	$230,422	$2,450	$270,631
Accounts Receivable	51,114	42,976	875	94,965
Other Current Assets	60,440	8,024	3,434	71,898
Deposits and Other Assets	162,669	-	-	162,669
Amount due from Affiliates	-	472,542	-	472,542
Furniture, Fixtures and Equipment, net	1,174	12,718	-	13,892
Total Assets Acquired	313,156	766,682	6,759	1,086,596

Liabilities Assumed
Accounts Payable	$(7,874)	$(471,725)	$(5,242)	(484,841)
Notes Payable	(285,236)	(99,275)	(89,531)	(474,042)
Amount due to Affiliates	(228,734)	-	(299,291)	(528,025)
Shareholder Advances	(103,951)	-	(69,040)	(172,991)
Total Liabilities Assumed	(625,795)	(571,000)	(463,104)	(1,659,899)
Non-Controlling Interest	62,984	(19,568)	45,635	89,051
Total Identifiable Liabilities	(249,655)	176,114	(410,711)	(484,253)
Goodwill	556,905	73,886	1,500,646	2,131,437
Total Acquisition Price	$307,250	$250,000	$1,089,935	$1,647,185

The acquisitions allow GGI to diversify its business from marketing and distributing energy-saving products in China into the acquisition, development and operation of seniors housing properties in the United States.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

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

NOTE 4.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company as if the acquisitions and disposal of CCRE did occur at the beginning of each of the reporting periods presented.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the nine months ended September 30, 2012 combined the historical results of GGI and GGIA for the nine months ended September 30, 2012 as well as the historical results of CC and its subsidiaries, ICMS-Canada, and ICMS-US for the nine months ended September 30, 2012.  The results of CCRE and its subsidiaries’ operations are presented as discontinued operations for all periods presented; hence, not included in the pro forma financial information of the continuing business segment.  Prior period amounts have been recast for discontinued operations.

	For the nine months ended September 30,
	2012	2011
Revenue	$779,653	$775,035
Cost of Revenue	-	-
Gross Profit	779,653	775,035
Total Operating Expenses	$(1,204,087)	$(830,330)
Loss from Operations	(424,434)	(55,295)
Other Income
Interest Expense	(32,007)	(33,219)
Net Loss on Continuing Operations	$(456,441)	$(88,514)
Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	(192,258)	(190,249)
Loss on Disposal of Discontinued Subsidiaries	(748,247)	-
Net Loss on Discontinuing Operations	$(940,505)	$(190,249)
Net Loss before Provision for Income Taxes	(1,396,946)	(278,763)
Provision for Income Taxes	-	-
Net Loss, Including Loss Profit Attributable to Non-controlling Interests	$(1,396,946)	$(278,763)
Net Profit, Attributable to Non-controlling Interests	59,692	88,438
Net Loss After Taxes	$(1,337,254)	$(190,325)
Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	57,421,330	24,580,000

There is no impact to the Company's tax provision for the nine months ended September 30, 2012 and 2011.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 5.

PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2012, property, plant, and equipment consist of the following:

	Group	Estimated Useful Life
Office Equipment	$37,920	3-7 years
Less Accumulated Depreciation	24,454
	$13,466

Depreciation and amortization expense was $231 and $771 for the three months ended September 30, 2012 and 2011 respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 6.

BANK LOANS

Bank loans payable as of September 30, 2012 consist of:

Note payable, United Midwest Savings Bank	$49,660
Note payable, CNL Bank	245,334
$294,994

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

The CNL Bank note payable is a demand note providing for a line of credit of up to $250,000, principally intended to fund the operations of the Orlando EB5 Investments subsidiary. It bears interest at the rate of 7.0%. This note is also personally guaranteed by a principal of the Company as well as its subsidiary, Orlando EB5 Investments. Certain interest incurred on the line of credit was reimbursed to the Company by this subsidiary ($7,144 in 2011).  As this instrument is a demand note, it is also reflected in its consolidated balance sheet as a current liability.

NOTE 7.

NOTES PAYABLE

As part of the terms in the sale of assets agreement stated in NOTE 3 above, GGI agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%.  Under the terms of the note, GGI shall pay the accrued interest yearly and repay the principle of the note on June 15, 2015.

On March 3, 2011, ICMS-Canada assumed the responsibility to support a principal shareholder to purchase the 15% shareholding in both ICMS-Canada and ICMS-US from Mancal Lifestyles Inc., an Alberta incorporated corporation. An unsecured promissory note in the amount of $127,142, bearing an annual interest rate 7.5% and with a maturity date of July 31, 2014, was created by ICMS-Canada and accepted by Mancal Lifestyles Inc.  The outstanding balance of the principal portion as of September 30, 2012 amounted to $89,532.

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 8.

RELATED PARTY TRANSACTIONS

The Company has received non-interest bearing advances from time to time from its principals. Such advances are used to fund an acquisition and operating costs, such as payroll and benefits and amounted to $506,610 at September 30, 2012.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest.  As of September, 2012, the company owed to this former subsidiary $230,183, included as due to affiliates in the accompanying consolidated balance sheet.  Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to CommerCenters.

NOTE 9.

SUBSEQUENT EVENTS

There was no significant event outstanding subsequent to September 30, 2012.

NOTE 10.

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

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 11.

SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company has determined that it has two reportable segments, one of property and facility management; and the other of real estate investment and development.  Revenue and other information for these segments are presented by grouping of similar products and services.

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012

Revenue from External Customers
Property and Facility Management	$141,617	$141,617
Real Estate	580	580
Total	$142,197	$142,197

Interest Expense
Property and Facility Management	$177	$177
Real Estate	13,015	18,115
Total	$13,192	$18,292

NOTE 12.

DISCONTINUED OPERATIONS

See Note 1 for a discussion of the Company’s discontinued operations. The operations for all periods of the discontinued CCRE and subsidiaries are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$-	$1,263,203	$2,112,909	$3,607,972
Cost of Revenue	-	(1,129,737)	(1,984,830)	(3,276,112)
Gross Profit	-	133,466	128,079	331,860

Operating Expenses
Professional fees	-	22,110	26,781	53,142
Salary expenses	-	61,709	136,997	202,187
General and administrative	-	71,874	97,785	195,210
Total Operating Expenses	-	155,693	261,563	450,539

Loss from Operations	-	(22,227)	(133,484)	(118,679)
Other Income	-	248	3,778	10,344
Interest Income	-	77	15	266
Interest Expense	-	(29,638)	(62,567)	(82,182)
Total other loss	-	(29,313)	(58,774)	(71,572)
Net loss before provision for Income taxes	-	(51,540)	(192,258)	(190,251)
Provision for Income Taxes	-	-	-	-
Net Loss	$-	$(51,540)	$(192,258)	$(190,251)

GREEN GLOBAL INVESTMENTS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 13.

GOING CONCERN

The Company sustained an accumulated net loss of $1,714,402 for the period from December 17, 1999 (inception) to September 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations.  For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended September 30, 2012 included in this quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Business

Green Global Investments, Inc. (GGI), formerly known as China Renewable Energy Holdings, Inc., was incorporated under the laws of the State of Florida on December 17, 1999.

Initially, our focus was on providing consultancy and advisory services related to clean energy development projects in China.  Due to the competitive environment in clean energy consulting in China, our business focus shifted to formulating, marketing and distributing energy efficient and PC/ABS substitutable resin products in China.  Following the recent global economic recession, the Company exited this business in June 2012, as discussed more fully below.

Also during this period, the management of GGI developed a business structured around the capital markets in Asia.  In July 6, 2010, the Company formed a 100% subsidiary called C.B. Resources Limited (“CBRL”).  CBRL was later changed to be called GGI (Asia) Limited (“GGIA”).  GGIA’s main business is to build critical strategic relationships in the Asian capital markets, which in turn will provide funding for future investment projects to be undertaken by the Company.  A capital markets’ support business is, in management’s view, a less capital intensive but expandable business strategy for GGI in Asia.

As described below, the Company has fully re-focused its business strategies, following these events and the acquisitions of CommerCenters and International Care Management Services.  The Company’s capital markets and real estate expertise is now largely devoted to the growth of its seniors housing business.

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

Acquisitions of CommerCenters, LLC and International Care Management Services

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

CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida. The acquisition allowed GGI to diversify its business from marketing and distributing energy efficient products in China into initially the acquisition, development and operation of seniors housing properties.

To further this strategy, the Company acquired International Care Management Services (2040177 Ontario Ltd.), an Ontario, Canada corporation and International Care Management Services Ltd. Inc., a Washington, USA corporation, both effective September 1, 2012 (collectively “ICMS”).

Also in connection with these acquisitions, the Company entered into employment agreements with David B. Edwards and Jeffrey Edwards, respectively the president and chief operating officer of ICMS.

The acquired companies currently manage and operate approximately 1,000 units in 10 senior housing facilities in Toronto, Canada.  For further details, see the information filed with Form 8-K on September 14, 2012.

Disposal of China Clean and Renewable Energy Limited

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

The disposal allowed the Company to divest from an uncertain market to concentrate on its newly formed seniors housing business in the United States.

Business Focuses

After the acquisitions of CommerCenters and ICMS, GGI remains a publicly traded, Florida based company, but with a strong focus on the acquisition, development and operation of seniors housing properties. The Company’s core mission in this sector is to provide a hospitality model (not an institutional one) for the residents of its seniors housing facilities. This will be a critical point of differentiation to other companies that are active in this industry today.

Under its branding LivingVentures, the Company will seek to build an increasing portfolio of properties under management. The Company presently has approximately 1,000 units under management and expects to grow rapidly to 3,000 to 5,000 units that it provides management and other services to. The management of ICMS has extensive experience in the seniors housing industry, having collectively managed well over 30,000 units.

The Company sees the acquisitions as central to its mission to become a leading seniors housing management company with a resident-centric service model.  The Company will also continue to identify compatible acquisitions, development opportunities and mergers, joint ventures and financing opportunities for seniors housing properties. This will provide the Company further opportunities for management of seniors housing facilities.

To this end, the Company has under contract two acquisitions of properties in Florida, USA representing approximately 140 units of assisted living.  The first will be owned by a large, nationally recognized real estate investment trust (REIT) from which the Company will lease and operate the facility.  The second acquisition will be owned by the Company with the necessary capital provided through a combination of secured debt and seller financing.

In addition, the Company has under contract two separate parcels of property, also in Florida, USA that it intends to develop.  Each development is expected to have 120 units of assisted living and memory care.  After construction and opening, the Company will be the operator of each facility and have an ownership interest in each.  The developments will be partially funded through the Company’s EB-5 Regional Center, discussed below.

CC has applied for and is pending final approval of a Regional Center under the U.S. Immigrant Investor (EB-5) Visa Program. The EB-5 program is designed to attract international investors to the United States by offering qualified foreign investors a conditional visa for the investor and his/her family in return for a minimum investment of $500,000 if in a high unemployment area, or $1 million if not, providing the underlying investment produces a designated number of new jobs. Projects within the footprint of the CommerCenters EB-5 Regional Center Investments, LLC (d/b/a Orlando EB5 Investments) are selected and marketed abroad to individual international investors seeking US visas. US funds of this nature have raised more than $3 billion in the past five years, most of which are from Asian investors.  GGI’s Asia subsidiary will play a crucial role in the success of this program as it will bring Asian investors into Company projects for the purpose of securing a US visa.

GGI will differentiate itself from its competitors through its fully-integrated approach in entering the seniors housing industry; its strong operations management team; its hospitality approach to its residents; and by its capital market strength through strategic relationships enjoyed by its Asia subsidiary, Orlando EB5 Investments and American Asset Investment Fund discussed below.  Furthermore, the expanded in-house management expertise after its acquisitions will allow GGI to source and execute unique value adding opportunities. GGI’s mission is to be a premier real estate company in the seniors housing business.

In the future, the Company plans to further diversify holdings to include apartments and other opportunistic real estate investments in response to market opportunities. The Company expects to provide certain funding for its real estate activities through its Asia subsidiary, GGI (Asia), Ltd., as discussed above.  It is also the manager of all projects funded by its Panama-based private equity fund, American Asset Investment Fund.

Operational Challenges

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

We plan to continue to provide for our capital requirements through the sale of equity securities.  The Company is currently in the process of a private placement in the range of $2-$3 million of common equity shares.  The Company has begun to receive funding from this private placement effort.  Although we remain reasonably optimistic about our prospects, we cannot assure that we will be successful in raising all of the necessary working capital.  As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results. The Company is also in discussions with several investment banking firms and sources of private capital to better capitalize the Company and to raise funding for specific acquisition and development opportunities.

Discontinued Operations

As the sale of CCRE was concluded on June 15, 2012, the operations of the energy efficient segment was completely discontinued in the second quarter ended June 30, 2012.  Overall, this discontinued business segment generated revenues of $2,112,909 from the distribution of the MB series and the CRK products during 2012 until it was closed on June 15.  The corresponding cost of sales amounted to $1,984,830, or 93.9% of the total sales.

Results of Operations

Three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011

During the three and nine months ended September 30, 2012 we report revenues of $142,197 for both periods, compared to $0 for both the three and nine months ended September 30, 2011.  The revenue was derived from the operations of the property and facility management segment newly acquired in September 2012 by the Company.  Our costs of revenue for the three and nine months ended September 30, 2012 were both $3,841 (3% of revenue) as compared to $0 for both of the three and nine months ended September 30, 2011.

Our total operating expenses for the three months and nine months ended September 30, 2012 were $244,496 and $602,655, respectively, as compared to $23,053 and $41,019, respectively, for the corresponding periods in 2011.  The changes were due to increases in the professional fees, salary expense, and general & administrative expenses.  The increased operating expenses primarily reflect the increased level of administrative and operational activities incidental to the additions of the new business segment.

For the three- and nine-month periods ended September 30, 2012, we incurred $34,335 and $162,845, respectively, in professional fees; while we spent $18,448 and $27,684 in the three- and nine-month ended September 30 of 2011.  The increase in the professional fees was attributed to the costs incurred in the change of the organization structure.  For the three- and nine-month periods ended September 30, 2012, we incurred $129,187 and $220,800, respectively, in salary expense; while we spent $0 and $4,400, respectively, in the three- and nine-month ended September 30 of 2011.  The increase in the salary expense was due to the increased payments on management staff compensation which reflected a more realistic market level of similar employment.

Regarding the general and administrative expenses, we incurred $80,974 and $219,010, respectively, during the three- and nine-month periods ended September 30, 2012; while we spent $4,605 and $8,935, respectively, for the comparable periods in 2011.  Our general and administrative expenses consisted of ordinary business expenses, including rent, traveling and entertainment related to business development, and advertising expenses.  The increase in the general and administrative expenses reflected an increased level of business activities in 2012 as compared to 2011.  As the management continues its cost rationalization efforts, we anticipate that our general and administrative expenses for the remaining of 2012 will remain at a level comparable to the nine months ended September 30, 2012.

Liquidity and Capital Resources

As at September 30, 2012, we had a deficiency in working capital of $1,870,423 as compared to a deficiency of $807,784 at December 31, 2011.  Major changes in the liquidity include a decrease in the cash balances by $26,692, a decrease of $173,750 in restricted cash, an increase of $11,746 in accounts receivable, an increase of $80,526 in deferred charges, an increase of $230,474 in deposits, a decrease of $169,154 in inventory, a decrease of $46,149 in bank loan, increases of $672,092 and $506,610 in notes payable and shareholders’ advances, respectively, a decrease of $855,392 in notes payable to related parties, increases of $230,183 and $261,855 in amounts due to affiliates and accounts payable, respectively, and an increase in accounts payable due to issuable shares by $250,000.

In particular, the cash position has changed as follows:

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,110,740 as compared to $113,821 for the nine months ended September 30, 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was $0, as compared to $3,775 during the nine months ended September 30, 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,084,048, as compared to $159,626 for the nine months ended September 30, 2011 which represented proceeds to us from borrowing.

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

Item 4.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

See discussions on Part I, Item 2, and Form 8-K filed on September 14, 2012.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

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

Green Global Investments, Inc.

By: /s/ Richard Asta
Richard Asta, CEO, President, principal executive officer and principal financial and accounting officer
Date: November 19, 2012