Form 10-Q/A
period 2012-09-30
Green Global Investments, Inc.
filed 2012-12-13
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Green Global Investments, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.

Exhibits

No.

Description

31.1

Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer*

31.2

Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*

32.1

Section 1350 Certification of principal executive officer and principal financial and accounting officer*

101

The following financial information from Green Global Investments, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statement of Stockholders’ (Deficit) Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.**

————————

* Previously filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Global Investments, Inc.

By: /s/ Richard Asta
Richard Asta, CEO, President, principal executive officer and principal financial and accounting officer
Date: December 13, 2012

4