Form 10-K
period 2012-12-31
LivingVentures, Inc.
filed 2013-04-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52918

LIVINGVENTURES, INC.
(Name of registrant as specified in its charter)

FLORIDA	90-0866368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 LUCIEN WAY SUITE 350 MAITLAND, FL 32751	32751
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 875-9989

Securities registered under Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	Not applicable

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

Yes [ ]

No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal year: $184,782.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  60,121,330 shares of common stock are issued and outstanding as of March 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

AVAILABLE INFORMATION

Our principal executive offices are located at 2200 Lucien Way, Suite 350, Maitland, FL 32751, and our telephone number at this location is (407) 875-9989.  We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to successfully implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulations, interest rate risk, rivalry competition, and other factors.  Most of the factors used in the forward looking statements are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.

BUSINESS.

Overview and History

LivingVentures, Inc. (formerly known as Green Global Investments, Inc.) and hereinafter “LV” or “the Company”) is a smaller reporting company as described by the Rules of the Securities and Exchange Commission Regulations.  LV was incorporated under the laws of the State of Florida on December 17, 1999.

Initially, our focus was on providing consultancy and advisory services related to clean energy development projects in China.  Due to the competitive environment in clean energy consulting in China, our business focus shifted to formulating, marketing and distributing energy efficient and PC/ABS substitutable resin products in China. Following the recent global economic recession, the Company exited this business in June 2012, as discussed below.

Also during this period, the management of LV developed a business structured around the capital markets in Asia.  On July 6, 2010, the Company formed a 100% subsidiary, now called GGI (Asia) Limited (“GGIA”).  GGIA’s main business is to build critical strategic relationships in the Asian capital markets, which in turn will provide funding for future investment projects to be undertaken by the Company.  A capital markets’ support business is, in management’s view, a less capital intensive but expandable business strategy for LV in Asia. In addition, GGIA will support LV’s efforts under the U.S. EB-5 Visa Program, discussed more fully below.

In September 2011, the Board of LV believed that it would be in the best interest of the Company and its shareholders to increase the number of persons eligible to serve on the Board of Directors from four to seven.  This enabled the Company to add directors of diverse backgrounds which will be beneficial to the Company. As a result, the Board, pursuant to Article II, Section 3 of the Company’s Bylaws, authorized, effective as of September 26, 2011, the appointment of Donald Mitchell, George Livingston and C. Geoffrey Hampson as directors to fill the vacancies created by the increase in the size of the Board. Both resolutions were approved by a majority of the Shareholders by way of written consent.  In March 2013, Mr. Mitchell passed away suddenly due to a medical emergency.  His position on the Board is vacant at this time.

In view of the recent global economic turmoil and our limited financial resources, the management was progressively looking for readjusting its strategic focus to allow the Company to diversify into other potential geographic and business areas.

In February 2013, the Company’s name change to LivingVentures, Inc. was approved by FINRA and its trading symbol was changed to “LIVV”. This change followed the restructuring of the Company and its change in focus after business acquisitions it made in 2012.

Acquisitions of CommerCenters, LLC and International Care Management Services

As part of its effort to expand the Company’s business focus, on March 5, 2012, LV entered into a Membership Interest and Share Exchange Agreement (the “Agreement”) by and between the Company, Allen Tat Yan Huie (“Huie”), the Allen Huie Family Trust (“Huie Trust”), CommerCenters, LLC, a Florida limited liability company (“CC”) and certain other individuals listed on Exhibit “A” of the Agreement (collectively, the “Members”), whereby the Members each agreed to assign their units in CC in exchange for a number of shares of common stock in the Company as more specifically set forth in the Agreement. Messrs. Mitchell, Livingston and Hampson were all principals of CC. For further details, see the Agreement filed with the Form 8-K on March 6, 2012 and the amendments filed on March 21, 2012 and May 9, 2012.

CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.  Its 50%-owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC (“CCEB”) d/b/a Orlando EB5 Investments, was formed to operate as a Regional Center through the U.S. Citizenship and Immigration Service’s EB-5 Program. The acquisition allowed LV to diversify its business from marketing and distributing energy efficient products in China into initially the acquisition, development and operation of senior housing properties.

To further this strategy, the Company acquired a 90% interest in International Care Management Services (2040177 Ontario Ltd.), an Ontario, Canada corporation and International Care Management Services Ltd. Inc., a Washington, USA corporation, both effective September 1, 2012 (collectively “ICMS”).

Also in connection with these acquisitions, the Company entered into employment agreements with David B. Edwards and Jeffrey Edwards, respectively the president and chief operating officer of ICMS.

When acquired, the companies managed and/or provided services to 981 units in 10 senior housing facilities in Toronto, Canada.  For further details, see the information filed with Form 8-K on September 14, 2012.

Disposal of China Clean and Renewable Energy Limited

On June 15, 2012, LV entered into an agreement to sell the 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation.  The transaction was structured as a sale of CCRE’s assets, including its 100% shareholding in both Renewable Energy Enterprises (Shanghai) Co. Ltd and EEP Limited.

The disposal allowed the Company to divest from an uncertain market to concentrate on its newly formed senior housing business in North America.

Organization

After the above described events, the Company now has the following legal structure and organization:

LivingVentures, Inc. ("LV") is the parent company and its name is closely aligned with its mission to become a leading senior housing management business.

GGI (Asia) Limited (“GGIA”), a wholly owned subsidiary of LV, was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company.

CommerCenters, LLC (“CC”) is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.  CC is a wholly owned subsidiary of LV.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida limited liability company formed in 2009 as a 50%-owned subsidiary of CC.  Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program.

LivingVentures Management, LLC (“LVM”), a wholly owned subsidiary of LV is a Florida limited company.  The company was formed for the carrying out of the operations of property and facility management.  The initial phase of operations was implemented through collaborating with other business partners, until the acquisitions of ICMS Canada and US were completed.

LivingVentures Development, LLC (“LVD”), a wholly owned subsidiary of LV, is a Florida limited company. It is involved in the development of assisted living and other real estate projects.

2040177 Ontario Limited (“ICMS-Canada”), a 90% owned subsidiary of LV, is an Ontario corporation in Canada.  The company was formed for the carrying out of the operations of property and facility management in Canada under the trade name of “International Care Management Services”.

International Care Management Services Ltd. (“ICMS-US”), a 90% owned subsidiary of LV, was incorporated under the laws of the State of Washington.  This company continues its operations following its acquisition by LV.

LV and all of its subsidiaries, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US, are herein referred to as the “Company”.

LivingVentures Senior Housing Business

Following the acquisitions of CC and ICMS, LV remains a publicly-traded, Florida based company, but with a strong focus on the acquisition, development and operation of senior housing communities. The Company’s core mission in this sector is to provide a hospitality model (not an institutional one) for the residents of its seniors housing communities. The Company believes that this will be a critical point of differentiation to other companies that are active in this industry today.

Under its branding “LivingVentures”, the Company will seek to build an increasing portfolio of properties under management and services.  Other services provided by LivingVentures include: site selection; due diligence; feasibility and market studies; building design consultation; human resources consultation; pre-opening and on-going marketing services.  The Company presently manages and/or provides services to approximately 1,000 beds and expects to grow rapidly based upon the many opportunities being presented to LV and its experienced management team. The management of ICMS has extensive experience in the senior housing industry having collectively managed well over 30,000 units.

The Company sees the ICMS acquisitions as central to its mission to become a leading senior housing management company with a resident-centric service model.  The Company will also continue to identify compatible acquisitions, development opportunities and mergers, joint ventures and financing opportunities for seniors housing properties. This will provide the Company further opportunities for management of senior housing communities.

To this end, the Company’s strategy is to partner with capital providers to acquire properties and then manage or lease the businesses for or from the acquirer. The capital providers will likely be real estate investment trusts or private equity funds.

The second part of LV’s strategy is to development facilities in North America, again with capital partners. Each development is expected to have 120 units of assisted living and memory care. After construction and opening, the Company will be the operator of each facility and have an ownership interest in each. Where possible, the developments will be partially funded through the Company’s EB-5 Regional Center, discussed below.

CC has recently received final approval as a Regional Center under the U.S. Immigrant Investor (EB-5) Visa Program. The EB-5 program is designed to attract international investors to the United States by offering qualified foreign investors a conditional visa for the investor and his/her family in return for a minimum investment of $500,000 if in a high unemployment area, or $1 million if not, providing the underlying investment produces a designated number of new jobs. Projects within the footprint of the CommerCenters EB-5 Regional Center Investments, LLC (d/b/a Orlando EB5 Investments) are selected and marketed abroad to individual international investors seeking US visas. US funds of this nature have raised more than $3 billion in the past five years, most of which are from Asian investors. LV’s Asia subsidiary will play a crucial role in the success of this program as it will bring Asian investors into Company projects for the purpose of securing a U.S. visa.

LV will differentiate itself from its competitors through its fully-integrated approach in entering the senior housing industry; its strong operations management team; its hospitality approach to its residents; and by its capital market strength through strategic relationships enjoyed by its Asia subsidiary, its North America capital partners, Orlando EB5 Investments and other sources. Furthermore, the expanded in-house management expertise after its acquisitions will allow LV to source and execute unique value adding opportunities. LV’s mission is to be a premier real estate company in the senior housing business.

In the future, the Company plans to further diversify holdings to include apartments and other opportunistic real estate investments in response to market opportunities. The Company expects to provide certain funding for its real estate activities through its Asia subsidiary, GGI (Asia), Ltd., as discussed above.

Market Outlook

The senior housing market outlook is quite strong, largely due to long-term demographic trends and demand for product in this real estate sector.

The U.S. economy and its commercial real estate market are in the early stages of recovery from a deep and long recession. It is estimated that there are currently about 2.9 million units in approximately 22,000 seniors housing and care properties in the U.S. Nursing care properties dominate the market in both the number of units and properties. The total U.S. investment in seniors housing and care property companies is estimated to be between $250 and $270 billion.

LV’s investment focus is on senior housing properties where strong demand for both assisted living and memory care products are expected to continue well into the foreseeable future. The 65+ age group is projected to increase from 13% of the U.S. population in 2010 to 19.3% in 2030. By 2050, the number of Americans aged 65 and older is projected to be 88.5 million, more than double the number in 2010. Increased demand and limited supply have caused occupancy rates to rise for the past several years.

Growth in the senior housing market is therefore poised to increase for many reasons. Long-term demographic trends will drive demand for seniors housing and that demand is growing as the population ages. In the U.S. alone, 10,000 become 65 years old each day and an equal amount retire each day. Senior housing investments are increasingly becoming mainstream and are no longer just a niche product. This is an opportunistic commercial real estate category that will continue to grow given the current market conditions.

Moreover, Alzheimer’s disease is the leading cause of dementia in the elderly, and assets with dementia units are especially in high demand. In the U.S., 5.4 million people have Alzheimer’s disease with a new case added every minute. LV intends to have memory care provided in all communities that it develops. The Company’s experienced management team is expert in dealing with this form of care.

New development has lagged demand and the estimated need for senior housing units is projected to grow from 18,000 units per year in 2010 to up to 82,000 units per year by 2025.

Competition

Despite the limited new supply of senior housing units currently coming into the market, it is expected that over the longer term, there will be increasing competition from existing and new entrants into the industry. The Company will compete to manage communities owned by others based upon our experience in providing the highest quality care, our reputation and our industry relationships.

When the Company begins to open new facilities that it has developed, these communities will compete with other senior housing providers based upon location, physical appearance, services offered and pricing. Some competitors will have a pricing advantage since they operate as non-profit or charitable organizations.

In general, LV will compete with many other management companies, especially the large national ones, when it is seeking new contracts. The Company expects to grow the number of units under management more rapidly through acquisition of facilities (either by other capital providers or by LV) or by acquisition of other management companies. The capital providers that LV expects to partner with (such as real estate investment trusts) are not operators and thus will offer opportunity for LV to either manage or lease the facilities.

The senior housing industry and more specifically the assisted living and memory care business segments (where the Company places its greatest emphasis) are large and fragmented in nature. In addition to the large national operators mentioned above, there are numerous regional and local companies. It is estimated that there are less than 50 companies in the U.S. that manage at least 2,000 units.

Although small by this measure, LV believes its growth will come from its major competitive strengths, including its highly experienced management team; its relationships within the industry; the capital partners it expects to work with; management’s emphasis on providing a unique experience for its residents; and its real estate development expertise.

Employees

As of March 15, 2013, LV had approximately 16 full time employees of which four are senior executives, three are in operations management, two are in sales and marketing, three in finance, and four in general administration. Eleven are based in the U.S., three are in Canada and two are based in Asia.  Employee relations are strong in all offices of LV.

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

We began operations in April 2006 and our initial activities were limited to the development of our business model and raising the initial capital to fund our early stage operations.  Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods.  As a result, unless we are able to generate recurring revenue in amounts sufficient to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses. It is possible that our business will not be successful and that we will be forced to cease operations in which event you could lose your entire investment in our company.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of losses and an accumulated deficit of $2,164,570 as of December 31, 2012.  In their reports on our financial statements, our independent auditors have raised substantial doubts about our ability to continue as going concern as a result of our net losses, cash used in operations and working capital deficit.

Our working capital was in a deficit of $1,469,650 at December 31, 2012, which is attributable to the net loss we sustained from operations. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

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

WE ARE USING A NEW FINANCING MODEL AS A SIGNIFICANT SOURCE OF FINANCES.  THERE ARE NO ASSURANCES SUCH FINANCING MODEL WILL NECESSARILY SUCCEED.

Part of our business plan is to obtain finances through the EB5 regional investment center.  The success of this EB5 financing model relies on our ability to recruit sufficient number of qualified EB5 investor candidates, mainly from China, in a timely manner.  If we are unable to find sufficient number of EB5 investor candidates that will pass the examination of the USCIS, we would be unable to generate enough capital to fund related property development projects.

WE ARE DEPENDENT ON OUR EXECUTIVE OFFICERS. THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our future success will be, to a certain extent, dependent upon the management, sales and marketing, and operational expertise of our executive officers.  Although our wholly-owned subsidiary has entered into employment agreements with these individuals, we do not have key man insurance on any of these individuals and there are no assurances that they will remain employed by us or devote sufficient time and attention to our operations. If we should lose the services of one or more of these individuals, our ability to implement our business model might be in jeopardy which would have a material adverse effect upon our business, financial condition, and results of our operations in future periods.

RISKS RELATED TO HOLDING OUR SECURITIES

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted certain corporate governance measures such as a code of ethics and established an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent director. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by the directors who have interests in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

THE LACK OF AN INDEPENDENT INTERNAL CONTROL AUDIT MAY HAVE NEGATIVE IMPACTS ON INVESTORS’ CONFIDENCE; HENCE, HAMPER THE ABILITY TO RAISE CAPITAL.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring issuers to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2012 pursuant to rule 33-9142 that permanently exempts registrants that are neither accelerated nor large accelerated filers as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 from Section 404(b) internal control audit requirement.  The lack of an independent internal control audit may lead some investors and others to lose confidence in the reliability of our financial statements; hence, our ability to obtain financing as needed could suffer.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTIES.

Our principal executive office is located at 2200 Lucien Way, Suite 350, Maitland, Florida. This office is a sublease arrangement through an affiliated real estate brokerage company.  Additionally, ICMS Canada has a small office in Burlington, Ontario, Canada; and LivingVentures Management has a small office in Fort Myers, Florida. GGIA occupies its previous offices in Hong Kong and Beijing. Combined square footage of all LV offices is approximately 5,000 square feet.  LV does not anticipate any difficulties in securing adequate office space.

LV does not presently hold any investments or interest in real estate, investments in real estate mortgages or securities of real estate entities. The Company does have two contracts in place to develop two sites in Florida for senior housing, but owns neither at this date.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and has no other matters to report herein.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 13, 2009, our common stock has been quoted on the OTCBB under the symbol CREO until February 6, 2013 when the Company changed its ticker symbol to LIVV after the completion of a series of business acquisitions. The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Through Fiscal 2012:
November 14, 2009 (commencement of quotation) through December 31, 2012	$0.50	$0.015

On March 22, 2012, the last sale price of our common stock as reported on the OTCBB was $0.49, and there were approximately 79 recorded owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by shareholders:
2007 Stock Option and Stock Award Plan	0	$0	5,000,000
Plans not approved by shareholders	0	$0	0

A description of this plan is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business

As discussed above, LV seeks to grow in the senior housing sector in generally three ways: by organically increasing its number of units under management; through acquisition of new communities by partnering with capital providers; and through development of new facilities on sites it has identified.

The majority of the approximately 1,000 beds that LV has under management and other services today are in Ontario, Canada, following its acquisition of ICMS in September 2012. While it continues to provide services to all the acquired units, ICMS has been notified that it will not be retained as manager for approximately 400 units after May 2013. ICMS fully expects to replace these units later this year with other management opportunities in Canada.

The Company now has two communities under management or shared management in the U.S. LV plans to expand this number rapidly through the strategies outlined above, from industry referrals and from the possible future acquisition of other senior housing management companies.

Regarding its acquisition strategy, LV is presently pursuing three to five properties in the short-term, with a real estate investment trust capital partner. The properties are located in Florida, U.S. and parts of Canada. The Company hopes to have several of these targeted opportunities under contract in the next quarter.

With respect to LV’s development strategy, it presently has two sites under contract for future development in Florida, U.S. Both would be developed with joint venture co-development partners. The financing of these development opportunities would come from bond financing provided through an investment bank and, in one case, partially with EB-5 funding.

Operational Challenges

In view of our limited operations, net losses, working capital deficiency and cash needed in future operations, our independent certified public accounting firm, in their audit report covering the period through December 31, 2012, has expressed a substantial concern about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon whether or not we could generate sufficient revenues through the execution of our business plan for the funding of our operations. We shall monitor and review our position from time to time and exercise our best effort to secure the necessary financing to meet our obligations as they become due.

We plan to continue to provide for our capital requirements through the sale of equity securities. The Company is currently in the process of a private placement of up to $6 million of common equity shares. The Company has begun to receive new funding from this private placement effort and from certain Company principals.  Although we remain reasonably optimistic about our prospects, we cannot assure that we will be successful in raising all of the necessary working capital. As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results. The Company is also in discussions with several investment banking firms and sources of private capital to better capitalize the Company and to raise funding for specific acquisition and development opportunities.

Discontinued Operations

As the sale of CCRE was concluded on June 15, 2012, the operations of the energy efficient segment was completely discontinued in the second quarter ended June 30, 2012. Overall, this discontinued business segment generated revenues of $2,112,909 from the distribution of the products during 2012 until it was closed. The corresponding cost of sales amounted to $1,984,830, or 93.9% of the total sales.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

In 2012, the Company divested from our clean resin products business and started its senior housing operations in property development and management business.  For 2012 we reported revenues of $393,580 from the operations we acquired during the year.  As the transitioning from the clean resin products business to the new property related operations took place in 2012, we do not have a comparable revenue amount for 2011.  Our cost of sales for 2012 was $83,262, or 21.16% of sales.

Our total operating expenses for 2012 were $1,227,204, compared to $100,337, representing an increase of $1,126,867 compared to 2011.  Our operating expenses include professional fees (which include legal, accounting, and consulting fees), salary expense, and general and administrative expenses.

The professional fees for 2012 were $358,705, representing an increase of $274,837, compared to 2011.  Such increase was mainly due to the expenditures associated to the organizational changes, capital raising efforts, and the related compliance fulfillment.

Salary expense in 2012 amounted to $438,333, which was principally comprised of $213,456 spent on payroll and benefits attributed to the operative and administrative staff deployed in the property management operations, and $218,525 incurred in salaries related to the property development business.  There was no comparative salary expenditure reported for 2011 as the current operations were acquired in 2012.

General and administrative expenses were $430,166 for 2012 compared to $16,469 in 2011.  The difference of $413,697 was partly due to the reclassification of certain items on the financial statements to reflect the discontinuation of the resin business, and partly due to the increased activity levels demanded by the new business operations.  The general and administrative expenses consisted of business traveling related to more active business development and marketing effort in the year.  Principal components of general and administrative expenses in 2012 were travel ($106,256), marketing ($57,682), rent (approximately $45,178), entertainment ($32,340), insurance ($22,321), and information communication technologies ($14,624).

We anticipate that our general and administrative expenses will increase moderately in 2013 as we continue to market our services and implement our business plan.  However, we are presently unable to quantify the amount of increased operating expenses for 2012 due to the uncertainties related to the actual level of our operations given the current state of the economy and the uncertainty in both domestic and foreign government policy.

The discontinued resin products segment was disposed in June 2012.  Operating results until its disposal was a net loss of $192,258 compared to a net loss of $347,578 for the year ended December 31, 2011 (see NOTE 14 of the footnotes accompanying the consolidated financial statements).  The reduced net loss from the discontinued operations in 2012 as compared to that of 2011 was mainly attributed to the relatively shorter operating period in 2012 compared to 2011.  In addition, the disposal of the resin products segment resulted in a non-recurring loss of $727,297.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2012, we had a working capital deficit of $1,677,656 as compared to a working capital deficit of $807,784 at December 31, 2011. Principal liquidity changes in our balance sheet at December 31, 2012 from December 31, 2011 include:

•

An increase of $807,317 in the total current assets related to continuing operations.  Specifically, cash shows an increase of $185,962, accounts receivable increased by $248,385, deferred charges were up by $91,082, and deposits and other assets increased by $281,888.  The change was mainly due to the fact that the continuing operations only started in 2012 and therefore did not yet have appropriate comparison from prior year.

•

A decrease of $638,068 in the current assets related to the discontinued operations.  Such a decrease was due to the disposal of the discontinued operations in June 2012.

•

The increase of $183,306 in Bank in Trust under Other Assets represented the cash in banks the Company held in trust for clients.

•

The total current liabilities related to continuing operations increased by $2,439,256.  In particular, bank loans were up by $294,994, notes payable increased by $745,796, notes payable to related parties were up by $470,827, shareholders’ advances increased by $84,266, amount due to affiliates increased by $242,786, accounts payable and accrued expenses were up by $475,587, and the accounts payable for shares to be issued had an increase of $125,000.  The change reflects the fact that the continuing operations only started in 2012 and therefore did not yet have appropriate comparison from prior year.

•

A decrease of $1,400,135 in the current liabilities related to the discontinued operations.  Such a decrease was due to the disposal of the discontinued operations in June 2012.

•

The increase of $183,306 in Trust Fund Held under Other Liability corresponded to the cash in banks the Company held in trust for clients.

Net cash used in operating activities for 2012 was $1,528,908 as compared to $113,313 for 2011. During 2012, we used cash to fund our net loss and the changes in the current assets and liabilities.

Net cash used in investing activities for 2012 was $4,041, which represented purchases of fixed assets, as compared to $0 during 2011.

Net cash provided by financing activities for 2012 was $2,496,975, which represented the proceeds obtained from short term borrowings from banks and related parties, and from the issuance of new shares.  Particularly, the Company obtained proceeds in the amount of $745,796 from short term notes payable, $125,000 from subscriptions to shares to be issued, and cash of $550,000 from the issuance of new share capital during 2012.

Employees

Management anticipates the need to hire additional full- or part- time employees over the next 12 months.  The additions, in the range from one to two full-time employees, are for strengthening the accounting and general administrative supports.  It is expected that the addition will occur in the second quarter to be ended June 30, 2013.

Miscellaneous

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for non-business related expenses on behalf of our directors.  We intend that this practice shall not materially change.

Refer to NOTE 12 of footnotes to consolidated financial statements for discussion of material contracts with third parties.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our management  does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Position
Allen Huie	57	Director
Geoff Hampson	55	Executive Chairman, Director
Richard Asta	56	President, CEO, CFO
Richard Hostetter	73	Senior Vice President, Corporate Secretary
Donald Michell	78	Former Chairman, Director (Deceased)
George Livingston	77	Director
Chin Wan Tang	54	Director

Allen Huie.  Mr. Huie has served as a director of our Company since November 8, 2007. Mr. Huie is also the co-founder and has been President and Chief Executive Officer of China Clean & Renewable Energy Limited since September 2006. Mr. Huie is an investment banker and private equity investor in the greater China region. Mr. Huie is a co-founder and Chief Executive Officer of Quantplus Investments, Ltd, a Hong Kong based investment firm with focus in the Asia Pacific region from October 2006 to the present. He has overall supervision of Quantplus Investments, providing strategy and investment oversight for the principal business as an investment company using quantitative based models to make investments in the Asian equity markets, including Japan. From August 2005 to 2009 Mr. Huie has been an advisor for AIP Strategic Investments Ltd., which invests in and operates retail outlets in Southern China that mainly sell herbal tea. From January 2000 to September 2006, Mr. Huie was the founder and Managing Director of Bizexpress International Limited, a travel related service company with operations in Hong Kong and throughout China. He provided overall strategic management and executive management for the company in its principal business of providing on-line hotel and air travel bookings throughout China.

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

C. Geoffrey Hampson.  Mr. Hampson is a Director of our Company and Executive Chairman.  Mr. Hampson has a 30 year career as a senior executive and entrepreneur building and financing businesses and creating shareholder value in a variety of different businesses at different stages of their evolution. From startups to consolidations and turnarounds, Mr. Hampson has been involved in technology, construction, manufacturing, specialty materials, media and mining, including more than 20 M&A transactions on both the “buy” and “sell” sides. Mr. Hampson has extensive international experience and countless relationships around the world, and has negotiated over 10 international joint ventures in countries such as Brazil, India, Ukraine, Russia, South Africa and China.

Mr. Hampson currently serves as the CEO of Fibrox Technology Ltd, and is a member of the Board of Directors of Stronghold Metals, Inc (TSXV:Z). He was also the founder and Chairman of Techvibes Media Inc, the founder and CEO of Corelink Data Centers LLC, and was CEO of Live Current Media, Inc.  He has served on the Board of Directors of several public companies including Peer 1 Network Enterprises Inc, Pacific Rodera Energy Inc, Live Current Media Inc, Stronghold Metals Inc and Cymat Inc. He is also a member of the University of British Columbia’s International Advisory Board, and is active in local and international associations.

Richard A. Asta.  Mr. Asta is our President and Chief Executive Officer, and he is the President and Chief Operating Officer of CommerCenters, LLC.  He joined CommerCenters subsidiary Realvest Development, LLC in 2008 as its President and Chief Operating Officer and was later was named Chief Executive Officer.  For the prior 18 years, Mr. Asta was first Chief Financial Officer and then Chief Executive Officer of Dixon Ticonderoga Company, a multi-national consumer products company originally founded in 1795.  In addition to his executive leadership experience, Mr. Asta is a Certified Public Accountant and has led a distinguished career in public accounting, serving as a partner with an international accounting and consulting firm.  Mr. Asta has served on the board of directors of Dixon Ticonderoga, Grupo FILA-Dixon S.p.A. (Mexico), Financial Executives International, World Trade Center Orlando and other non-profit organizations. Additionally, Mr. Asta has been recognized as a Most Influential Businessman by the Orlando Business Journal.  He is also a founder of Orlando EB5 Investments.

G. Richard Hostetter.  Mr. Hostetter is Senior Vice President, Corporate Secretary and is General Counsel and Senior Vice President of Capital Markets of CommerCenters, LLC. He is licensed to practice law in Georgia and certified as House Counsel in Florida.  Mr. Hostetter practiced law for many years with a Tennessee law firm where he was a senior partner and represented various public and private companies. He left law practice to become a principal in, and President and General Counsel of, a private equity firm involved in corporate acquisitions. Moving to Orlando, he became a principal and Director of Orlando-based Century Capital Markets, LLC, a structured finance and capital markets firm that owned and managed commercial paper conduits.  Mr. Hostetter served on the Board of CNL Hospitality, Inc. and, for more than 12 years, as an Independent Director for Trustreet Properties, Inc., a NYSE listed company acquired by GE in 2007. He also served as a founding Independent Director for CNL Mutual Funds, Inc, which oversaw Real Estate Investment Trust stock investments worldwide, through its sub-advisor, CB Richard Ellis Global Securities, Inc.  He joined NAI Realvest in mid-2007 and helped found CommerCenters, LLC and Orlando EB5 Investments.

Donald Mitchell.  Mr. Mitchell was a director of our Company and served as the Co-Chairman of our board of directors. Mr. Mitchell had more than 40 years of diversified leadership experience with major US corporations, as well as small and emerging companies both domestically and internationally. His principal areas of expertise were in finance, international business development, business organization and sales.

Mr. Mitchell served as a Director of multiple national and international companies. He had extensive experience in the development of bank line financing and creative capitalization programs for small and mid-range companies. He developed and managed IPOs, private placement investment offerings, and varied financial “raise” vehicles for properly capitalizing companies. He consulted in international import-export, organizing and re-organizing, and government relations for small and large corporations. Through his efforts in this area, Mr. Mitchell generated millions of dollars in sales for individual companies while developing start-up and marketing strategies for clients at all levels. His expertise ranged from the management and development of comprehensive business plans for corporate implementation, the development and implementation of M&A strategies for large and emerging companies, design, development and implementation of political business strategies and the design and control of communication programs for corporate entities at all levels.

As a Vice President of the Columbia Broadcasting Company (CBS), he directed the educational federal and state governmental activities for all Washington, D.C. governmental agencies and state agencies in 50 states. He served as the Executive Vice President for Bankers Life, as a consultant to Bristol Myers, The U.S. State Department, The Department of Defense, Voice of America, The USIA, The U.S. Commerce Department, The Department of Education, The U.S. Armed Forces Network, The U.S. Senate and The House of Representatives. Recently, he served as an advisor to the executive staff of a major U.S. exchange for new business development.  Mr. Mitchell lived and worked in thirty eight countries, while conducting business for the U.S. government and for national and international businesses.  Mr. Mitchell died suddenly in March 2013 and his seat on the Board remains unfilled.

George D. Livingston.  Mr. Livingston is a director of our Company and serves as the Co-Chairman of our board of directors.  Mr. Livingston has more than 30 years’ experience in commercial real estate site selection, investment, and land development in Central Florida. He is the founder and Chairman of NAI Realvest, one of the largest commercial real estate brokerage and property management firms in the Orlando, Florida market, as well as the founder of CommerCenters, LLC and Orlando EB5 Investments.

A well-respected real estate market economist, Mr. Livingston is actively involved in local commercial real estate and at US and international levels. He is responsible for our strategic real estate planning based on identification of emerging commercial real estate target property types and markets.  Mr. Livingston serves as a Governor of the NAIOP (Commercial Real Estate Development Association) Research Foundation, is a member of NAIOP’s Industrial Development Forum and Trends Committee, and is past president of the Central Florida chapter. He is a member of FIABCI (International Real Estate Federation) and is a Certified International Property Specialist (CIPS). He currently serves on the Board of Directors of HomeBancorp, Inc., a Florida banking group. Mr. Livingston has also served as a City of Winter Park Planning & Zoning Commissioner, as Chairman of the Orange County Planning and Zoning Commission, and is a past Governor’s appointee to the Central Florida Regional Planning Council. He is a corporate investor and has served on the board of the Metro Orlando Economic Development Commission, as well as on the NAI Global Leadership Board.

Mr. Livingston’s industry recognitions include multiple sales and production awards. He was also voted the Most Influential Commercial Real Estate Business Man in Orlando, and has been awarded Lifetime Achievement Awards by NAIOP and the Central Florida Commercial Association of Realtors

Chin Wan (Stanley) Tang.  Dr. Tang has served as Vice President and Chief Technical Officer of our company since April 24, 2009 and has been Chief Technical Officer and an Executive Director of China Clean & Renewable Energy Limited since September 2006. Prior to joining China Clean & Renewable Energy Limited, from April 2006 to July 2006, Dr Tang was Senior Economist for the China Water Affairs Group Limited (CWAF), a Hong Kong listed company that operates more than 10 water supply plants in China. Prior to CWAF, from June 2003 to March 2006, Dr. Tang was Development Director of Envirochem Industries Limited, an environmental consulting firm in Hong Kong, General Manager from September 2001 to May 2003 of the Environmental Division of Kong Sun Holdings Ltd, a Hong Kong listed company, and Deputy Managing Director of Foshan Fa Lee Environmental Protection Tableware Co., Ltd ,an environmental products manufacturing company in China, from June 2000 to August 2001. Dr. Tang holds a Ph.D. and a M.S. in Industrial Engineering and Operations Research from Virginia Polytechnic Institute and State University (1986 - 1995), and a B.S. in Mechanical Engineering from the University of Tennessee at Knoxville (1983).

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

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to LivingVentures, Inc., Attention: Secretary.

Committees of the Board of Directors

Our Board of Directors has established a Nominating and Corporate Governance Committee, Compensation Committee and an Audit Committee. From time to time, the Board of Directors may establish additional committees.

Audit Committee. We have an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on November 7, 2007. The Audit Committee is presently composed of Mr. Huie and Mr. Asta as a non-Board committee member.  Mr. Asta serves as the Chairman of the Audit Committee.

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

Independent Directors

We currently do not have any director on our Board of Directors who is "independent" within the meaning of Marketplace Rule 4200 of the Financial Regulatory Industry Association (FINRA).

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

Audit Committee Financial Expert

Mr. Richard A. Asta, our CEO and CFO, is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

•

understands audit committee functions.

As with most small companies, until such time as the Company further develops its business, acquires a business opportunity, achieves a revenue base and has sufficient working capital, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to expand the Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2012.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012 or 2011.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($ (j)
Allen Huie	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Geoff Hampson	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Richard Asta	2012	88,615	0	0	0	0	0	556	89,171
	2011	0	0	0	0	0	0	0	0
Richard Hostetter	2012	73,846	0	0	0	0	0	4,274	78,120
	2011	0	0	0	0	0	0	0	0
Don Mitchell	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
George Livingston	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
C.W. Stanley Tang	2012	17,051	0	0	0	0	0	0	17,051
	2011	31,729	0	0	0	0	0	0	31,729
Daniel W. Chu	2012	41,026	0	0	0	0	0	0	41,026
	2011	81,955	0	0	0	0	0	0	81,955
Leung Tim Wong	2012	40,385	0	0	0	0	0	0	40,385
	2011	74,248	0	0	0	0	0	0	74,248

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2012 or 2011, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested # (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (# (j)

Allen T Huie	0	0	0	-	-	0	-	0	-
Geoff Hampson	0	0	0	-	-	0	-	0	-
Richard Asta	0	0	0	-	-	0	-	0	-
G Richard Hostetter	0	0	0	-	-	0	-	0	-
Donald Mitchell	0	0	0	-	-	0	-	0	-
George Livingston	0	0	0	-	-	0	-	0	-
C.W. Stanley Tang	0	0	0	-	-	0	-	0	-

Director Compensation

The Board of Director consists of four members: Mr. Allen Huie, Mr. Geoff Hampson, Mr. George Livingston, and Dr. Stanley Tang.  The late Mr. Donald Mitchell served on the Board as the Co-Chairman since September 2011 until he passed away in March 2013.  Mr. Nelson Poon and Mr. Leung Tim Wong resigned from their directorship in June 2012.  None of our directors receive any compensation in either 2012 or 2011 solely related to his services as a director.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  During fiscal 2012 and 2011, we did not grant any options under the plan.

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

Shares Subject to Awards

We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 22, 2013, there were 60,121,330 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2013 by:

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage of Class
Allen Tat Yan Huie (1)	21,794,800	36.25%
Geoff Hampson (2)	2,126,170	3.5%
Richard Asta (2)	1,974,593	3.28%
G Richard Hostetter (2)	1,974,593	3.28%
Donald Mitchell (2)	4,252,340	7.07%
George Livingston (2)	4,252,340	7.07%
C.W. Stanley Tang (1)	230,000	0.38%
David Edwards (2)	7,315,000	12.17%

(1)

The address for each person is Room 1901, 19/F, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong.

(2)

The address for each person is 2200 Lucien Way, Suite 350, Maitland, FL 32751, USA.

No shareholder owns any options, warrants, securities convertible into shares of common stock or the right to acquire our securities as of March 22, 2013.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from Officers

The Company issued unsecured notes payable to three of its principals for loans made to fund an acquisition and certain operating costs. The notes total $470,827, bear interest at the rate of 5% and are due in one year:

1.

The first loan of $235,000 was received from Mr. George Livingston, Director, on September 10, 2012.  Pursuant to the terms of the loan, the note bears interest at 5% p.a., is unsecured, and mature on September 9, 2013.  The outstanding amount of the loan as of December 31, 2012 was $195,827.

2.

The second loan of $250,000 was received from Mr. Allen Huie, Director, on September 10, 2012.  Pursuant to the terms of the loan, the note bears interest at 5% p.a., is unsecured, and mature on September 9, 2013.  The outstanding amount of the loan as of December 31, 2012 was $250,000.

3.

The third loan of $25,000 was received from Mr. Richard Asta, CEO, in November 2012.  Pursuant to the terms of the loan, the note bears interest at 5% p.a., is unsecured, and repayable on demand.  The outstanding amount of the loan as of December 31, 2012 was $25,000.

In addition, the Company received a loan of $50,000 in August 2012 from another stockholder, who is also director; for paying a land deposit.  The loan is non-interest bearing and payable on demand.

Director Independence

None of the directors on Board is considered as an “independent” director.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Leon & Co. P.A served as our independent registered public accounting firm for fiscal 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2012 and fiscal 2011.

	Fiscal 2012	Fiscal 2011

Audit Fees	$43,500	$40,300
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$43,500	$40,300

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Description of Document
2.3	Stock Exchange Agreement between D. Edwards and Green Global Investment Inc.(7)
2.4	Stock Purchase Agreement between D. Edwards and Green Global Investment Inc.(7)
2.5	Sale of Assets Agreement between Green Global Investment Inc., China Clean and Renewable Energy Ltd., and Power Pacific Holdings Ltd.(8)
2.6	Membership Interest and Share Exchange Agreement(9)
3.1(a)	Articles of Incorporation(1)
3.1(b)	Articles of Amendment to the Articles of Incorporation filed November 7, 2007(1)
3.2	By-Laws(1)
10.2	2007 Stock Option and Stock Award Plan(1)
10.3	Official notice of an offering of securities that is made without registration and Securities Act in reliance on an exemption provided by Regulation D and Section 4(6) under the Act(6)
10.4	Employment Agreement by and between LivingVentures and David Edwards(7)
10.5	Employment Agreement by and between LivingVentures and Jeff Edwards(7)
14.1	Code of Business Conduct and Ethics(5)
21.1	Subsidiaries of the registrant (2)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal accounting and financial officer *
32.1	Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
———
(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 000-52918, filed November 19, 2007.
(2)	Incorporated by reference to the registration statement on Form S-1, SEC File No.150544, filed April 30, 2009.
(3)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 1, SEC File No.150544, filed July 7, 2009.
(4)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 2, SEC File No.150544, filed August 25, 2009.
(5)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007.
(6)	Incorporated by reference to Form D, OMB Approval No. 3235-0076, filed June 20, 2012.
(7)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on September 14, 2012.
(8)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on June 20, 2012.
(9)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on March 6, 2012.
*	filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVINGVENTURES, INC.

By: /s/ Richard Asta
Richard Asta, Chief Executive Officer principal executive officer and principal accounting and financial officer

Date: April 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Asta Richard Asta	Chief Executive Officer principal executive officer and principal accounting and financial officer	Date: April 15, 2013

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LivingVentures, Inc.

We have audited the accompanying consolidated balance sheets of LivingVentures, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. LivingVentures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LivingVentures, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 10, 2013

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
ASSETS
Current Assets
Cash	$186,902	$940
Accounts Receivable	248,385	-
Deferred Charges	91,082	-
Deposits and Other Assets	281,888	-

Current Assets related to Continuing Operations	808,257	940

Current Assets related to Discontinued Operations	-	638,068

Total Current Assets	808,257	639,008

Other Asset
Bank in Trust	183,306	-

Fixed Assets, net related to Continuing Operations	11,721	-

Fixed Assets, net related to Discontinuing Operations	-	28,240

Goodwill	1,971,683	-

Total Assets	$2,974,967	$667,248

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Bank Loans	$294,994	$-
Notes Payable	745,796	-
Notes Payable - Related Party	470,827	-
Shareholders' Advance	84,266	-
Amount Due to Affiliates	242,786	-
Accounts Payable and Accrued Expenses	522,244	46,657
Accounts Payable - Shares to be issued	125,000	-

Current Liabilities related to Continuing Operations	2,485,913	46,657

Current Liabilities related to Discontinuing Operations	-	1,400,135

Total Current Liabilities	2,485,913	1,446,792

Other Liability
Trust Fund Held	183,306	-
	2,669,219	1,446,792
Stockholders' Equity(Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares Authorised, None Issued and Outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares Authorised, 59,621,330 and 24,580,000 shares issued as of December 31,2012 and December 31,2011 respectively	59,621	24,580
Additional Paid-in Capital	2,615,771	684,483
Subscription Receivable	(200,000)	-
Accumulated Other Comprehensive Loss	-	(2,872)
Deficit	(2,172,581)	(1,485,735)
Total Company’s Stockholders' Equity (Deficit)	302,811	(779,544)
Non-controlling Interests	2,937	-
Total Stockholders’ Equity (Deficit)	305,748	(779,544)

Total Liabilities and Stockholders' Equity(Deficit)	$2,974,967	$667,248

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31
		Restated
	2012	2011

Revenue	$393,580	$-

Cost of Revenue	(83,262)	-

Gross Profit	310,318	-

Operating Expenses
Professional Fees	358,705	83,868
Salary Expense	438,333	-
General and Administrative	430,166	16,469
Total Operating Expenses	1,227,204	100,337

Loss from Operations	(916,886)	(100,337)

Interest Expense	(37,021)	(14,281)

Net Loss from Continuing Operations	(953,907)	(114,618)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	(192,258)	(347,578)
Loss on Disposal of Discontinued Subsidiaries	(727,297)	-
Net Loss from Discontinued Operations	(919,555)	(347,578)

Net Loss before Provision for Income Taxes	(1,873,462)	(462,196)

Provision for Income Taxes	(23,738)	-

Net Loss	(1,897,200)	(462,196)
Net Loss, Attributable to Non-controlling Interests	56,076	-

Net Loss after Taxes and Non-controlling Interests	$(1,841,124)	$(462,196)

Net Loss Per Share - Basic and Diluted
(Loss) from Continuing Operations	(0.02)	(0.01)
(Loss) from Discontinued Operations	(0.02)	(0.02)
Net (Loss) Per Share	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	47,605,480	24,580,000

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Preferred Stock		Common stock						Company’s		Total
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Stockholders	Non-	Stockholders
	Number of		Number of		Paid-in	Subscription	Comprehensive	Accumulated	Equity /	Controlling	Equity /
	shares	Amount	shares	Amount	Capital	Receivables	Income / (Loss)	Deficit	(Deficiency)	Interests	(Deficiency)
Balance, December 31, 2010, Consolidated	-	$-	24,580,000	$24,580	$684,483	$-	$(539)	$(1,023,539)	$(315,015)	$-	$(315,015)

Net Loss for the Year	-	-	-	-	-	-	-	(462,196)	(462,196)	-	(462,196)
Foreign Currency Translation Loss	-	-	-	-	-	-	(2,333)	-	(2,333)	-	(2,333)
Balance, December 31, 2011, Consolidated	-	-	24,580,000	24,580	684,483	-	(2,872)	(1,485,735)	(779,544)	-	(779,544)

Minority Interests in Subsidiaries at Dates of Acquisitions	-	-	-	-	-	-	-	-	-	59,013	59,013
Net Loss for the Year	-	-	-	-	-	-	-	(1,841,124)	(1,841,124)	(56,076)	(1,897,200)
Historical Losses of Disposed Subsidiary	-	-	-	-	-	-	2,872	1,154,278	1,157,150	-	1,157,150
Subscription Receivable	-	-	-	-	-	(200,000)	-	-	(200,000)	-	(200,000)
Shares Issuance in Acquiring Subsidiaries	-	-	32,841,330	32,841	1,383,488	-	-	-	1,416,329	-	1,416,329
Shares Issued for Cash	-	-	2,200,000	2,200	547,800	-	-	-	550,000	-	550,000
Balance, December 31, 2012, Consolidated	-	$-	59,621,330	$59,621	$2,615,771	$(200,000)	$-	$(2,172,581)	$302,811	$2,937	$305,748

See accompanying notes to financial statements.

LIVIINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2012	2011

Cash Flows from Operating Activities :
Net Loss	$(1,897,200)	$(462,196)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operations :
Loss on Discontinued Operations	919,555	347,578
Depreciation and Amortisation	6,566	-
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(248,385)	-
(Increase)Decrease in Deferred Charges	(91,082)	909
(Increase) in Deposits and Other Assets	(281,888)	-
(Increase) in Bank in Trust	(183,306)	-
Increase in Accounts Payable and Accrued Expenses	475,587	396
(Increase)in Liabilities Due to Acquisition of Subsidiaries	(510,588)	-
Decrease in Liabilities Due to Disposal of a Subsidiary	281,833	-
Net Cash Used in Operating Activities of Continuing Operations	(1,528,908)	(113,313)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	(4,041)	-
Net Cash Used in Investing Activities of Continuing Operations	(4,041)	-
Cash Flows from Financing Activities :
Proceeds of Bank Loan	294,994	-
Proceeds(Repayment) of Notes Payable	745,796	(33,036)
Proceeds of Trust Fund Held	183,306	-
Proceeds From (Repayment) of Notes Payable-Related Party	470,827	(106,147)
Proceeds from Shareholders' Advances	84,266	-
Amount due to Affiliates	242,786	-
Proceeds from Accounts Payable- Shares to be issued	125,000	-
Subscription Receivable	(200,000)
Proceeds from Issuance of Share Capital	550,000	-
Net Cash Provided by(Used in) Financing Activities of Continuing Operations	2,496,975	(139,183)

Net Increase(Decrease) in Cash Prior to Effect of Foreign Currency Transactions	964,026	(252,496)
Foreign Currency Exchange Rate on Cash Effect	(19,408)	(2,333)

Net Increase(Decrease) in Cash	944,618	(254,829)

Cash Flows From Discontinued Operations:
Net Cash (Used in) Provided by Operating Activities of Discontinued Operations	(758,656)	251,763

Cash at Beginning of Year	940	4,006
Cash at End of Year	$186,902	$940

The Company paid interest of $24,236 and $9,102 in 2012 and 2011, respectively.  The Company did not paid any taxes in 2012 or 2011.

The Company has acquired subsidiaries for the year ended December 31, 2012.  The acquisitions were settled by an issuance of common shares and cash.

The Company has also disposed a subsidiary for the year ended December 31, 2012.  The disposal had no cash forming part of the consideration.

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

 Organization

LivingVentures, Inc. ("LV"), formerly known as Green Global Investments, was incorporated under the laws of the State of Florida on December 17, 1999.  LV was originally organized to provide business services and financing to emerging growth entities involved in energy projects, and later redirected its business focus to market and to distribute energy-efficient products in China.

GGI (Asia) Limited (“GGIA”), a wholly owned subsidiary of LV, formerly known as C B Resources Limited (“CBRL”), was incorporated on July 6, 2010 under the laws of Hong Kong, China.  The company was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company.

CommerCenters, LLC (“CC”) was incorporated under the laws of the State of Florida on September 6, 2007.  CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida.  CC is a wholly owned subsidiary of LV.

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

LivingVentures Management, LLC (“LVM”), a wholly owned subsidiary of LV, was formed on March 22, 2012 as a Florida limited company.  The company was formed for the carrying out of the operations of property and facility management.  The initial phase of operations was implemented through collaborating with other business partners, until the acquisitions of ICMS Canada and US were completed.

LivingVentures Development, LLC (“LVD”), a wholly owned subsidiary of CC, was formed on June 29, 2012, as a Florida limited company. It is involved in the development of assisted living and other real estate projects.

2040177 Ontario Limited (“ICMS-Canada”), a 90% owned subsidiary of LV, was formed on January 30, 2004 as an Ontario corporation in Canada.  The company was formed for the carrying out of the operations of property and facility management under the trade name of “International Care Management Services” (“ICMS”) and was acquired on September 12, 2012.

International Care Management Services Ltd. (“ICMS-US”), a 90% owned subsidiary of LV, was incorporated under the laws of the State of Washington on September 5, 2002.  This company was acquired on September 12, 2012 and continued its operations under the trade name of “LivingVentures Management.”

LV and all of its subsidiaries, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US, are hereafter referred to as the “Company”.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

The results of CCRE and its subsidiaries’ operations are presented as discontinued operations for all periods presented.  Prior period amounts have been recast for discontinued operations.  See NOTE 14 below for additional information on discontinued operations.

(C)

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of LV, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US.   As of December 31, 2012, GGIA did not have any business transactions recorded.

The foregoing financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all material adjustments (including normal recurring items) have been made, which are necessary for fair financial statements presentation.

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

(F)

Bank in Trust and Trust Funds Held

Cash funds held and controlled on behalf of customers/owners of certain facilities managed by the Company are classified as both an asset (Bank in Trust) and liability (Trust Funds Held) in the accompanying consolidated balance sheets.

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts.  There was no provision for bad and doubtful debts provided as of December 31, 2012 and 2011.

 (H)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places its cash with high credit quality institutions.  At times such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.  With respect to the trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.  Actual losses and allowances, if any, have historically been within management’s expectations.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(I)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260  "Earnings per Share."   As of December 31, 2012 and 2011, respectively, there were no common share equivalents outstanding.

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

(K)

Property and Equipment

The Company values its property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life.  The Company uses a three to seven-year life for various office equipment.

(L)

Business Segments

The Company has determined that it has two reporting segments for management purposes.  One segment is property and facility management and services; the second is real estate investment and development.

(M)

Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition".  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(N)

Recent Accounting Pronouncements

No recent accounting pronouncements that affect the Company were issued.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2.

ACQUISITIONS

On March 5, 2012, LV entered into and closed a Membership Interest and Share Exchange Agreement (the “Agreement”) with CC, pursuant to which, the Company acquired 100% of the outstanding units of CC from its members.  Under the terms of the Agreement, the Company paid the selling members of CC by issuing the members 24,580,000 of its common shares.

The fair value of the consideration transferred consisted of the following:

Fair value of 24,580,000 shares issued	$307,250

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On September 12, 2012, LV entered into and closed the following two contracts with Mr. David B. Edwards, who was the owner of 100% of the issued and outstanding shares of all classes of stock of ICMS-Canada and ICMS-US:

Stock Exchange Agreement - under the terms and conditions of this agreement, GGI acquired 90% of the capital stock of ICMS-US from Mr. David Edwards.  In exchange for the 90% capital stock of ICMS-US, LV issued 7,315,000 of its common shares to Mr. Edwards.

The fair value of the consideration transferred consisted of the following:

Fair value of 7,315,000 shares issued	$1,097,250

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The estimated fair values of the assets acquired and liabilities assumed in the three aforementioned acquisition transactions are as follows:

	CC Group	ICMS-Canada	ICMS-US	Total
Assets Acquired:
Cash	$30,759	$23,645	$17,314	$71,718
Accounts Receivable	51,314	42,976	188,422	282,712
Subscription Receivable	200,000	-	-	200,000
Other Current Assets	-	13,785	-	13,785
Deposits and Other Assets	192,970	217,799	1,060	411,829
Amount due from Affiliates	-	265,726	-	265,726
Furniture, Fixtures and Equipment, net	1,529	12,718	-	14,247
Total Assets Acquired	$476,572	$576,649	$206,796	$1,260,017

Liabilities Assumed:
Accounts Payable	$(11,704)	$(514,217)	$(6,625)	$(532,546)
Notes Payable	(344,474)	-	(81,122)	(425,596)
Amount due to Affiliates	(253,869)	-	(265,726)	(519,595)
Shareholder Advances	-	-	(65,450)	(65,450)
Total Liabilities Assumed	(610,047)	(514,217)	(418,923)	(1,543,187)
Non-Controlling Interest:	(48,983)	(6,243)	21,213	(34,013)
Total Identifiable Liabilities	(182,458)	56,189	(190,914)	(317,183)
Goodwill	489,708	193,811	1,288,164	1,971,683
Total Acquisition Price	$307,250	$250,000	$1,097,250	$1,654,500

The acquisitions allow LV to diversify its business from marketing and distributing energy-saving products in China into the acquisition, development and operation of senior housing communities in North America.

Management believes that the benefit derived from the acquisitions in the form of goodwill will be fully recoverable over the future periods of operations.

NOTE 3.

BUSINESS DISPOSITION

On June 15, 2012, LV entered into an agreement to sell the 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation.  The transaction was structured as a sale of CCRE’s assets, and was completed on June 15, 2012.  CCRE’s assets in the transaction included its 100% shareholding in both of the Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) and the EEP Limited (“EEPL”).

The accounting result of the disposal of CCRE and its subsidiaries is summarized as follows:

Cancellation of amount due from CCRE	$15,737
Investment in CCRE, at cost	129,000
New note payable issued to CCRE	582,560
Loss on Disposal of Subsidiaries	$727,297

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company as if the acquisitions (NOTE 2) and disposition (NOTE 3) occurred at the beginning of the reporting period presented.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the reporting period presented.

The unaudited pro forma financial information below combined the historical results of LV and GGIA as well as CC and its subsidiaries, ICMS-Canada and ICMS-US for the year ended December 31, 2012.  The results of CCRE and its subsidiaries’ operations are presented as discontinued operations, and therefore not included in the pro forma financial information of the continuing business segment.

Year ended December 31, 2012
Revenue	$1,049,819
Cost of Revenue	(128,573)
Gross Profit	921,246
Total Operating Expenses	(1,795,729)
Loss from Operations	(874,483)
Other Income
Interest Expense	(45,658)
Net Loss on Continuing Operations	(920,141)
Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	(192,258)
Loss on Disposal of Discontinued Subsidiaries	(727,297)
Net Loss on Discontinuing Operations	(919,555)
Net Loss before Provision for Income Taxes	(1,839,696)
Provision for Income Taxes	(23,738)
Net Loss, Including Loss Profit Attributable to Non-controlling Interests	(1,863,434)
Net Profit, Attributable to Non-controlling Interests	72,775
Net Loss after Taxes	$(1,790,659)
Net Loss Per Share - Basic and Diluted	$(0.03)
Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	59,621,330

NOTE 5.

PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011, property, plant, and equipment consisted of the following:

	2012	2011	Estimated Useful Life
Office Equipment	$41,724	$-	3-7 years
Less: Accumulated Depreciation	30,003	-
	$11,721	$-

Depreciation and amortization expense was $6,566 and $0 for the years ended December 31, 2012 and 2011, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 6.

BANK LOANS

Bank loans payable as of December 31, 2012 and 2011 consisted of:

	2012	2011
Note payable, United Midwest Savings Bank	$49,660	$-
Note payable, CNL Bank	245,334	-
	$294,994	$-

The United Midwest Saving Bank note payable had an original balance of $200,141 and has from time to time been paid down to a balance of $49,660. The note bears interest at the rate of 2.5% over the bank prime rate (currently 3.25%) but with a floor of 6.0%. The note is personally guaranteed by a principal of the Company. As the Company considers this a demand note instrument, it is reflected in its consolidated balance sheets as a current liability.

The CNL Bank note payable is a demand note providing for a line of credit of up to $250,000, principally intended to fund the operations of the CCEB subsidiary. It bears interest at the rate of 7.0%. This note is also personally guaranteed by a principal of the Company as well as its subsidiary, CCEB.   As this instrument is a demand note, it is also reflected in the consolidated balance sheets as a current liability.

NOTE 7.

NOTES PAYABLE

As part of the terms in the sale of assets agreement stated in NOTE 3 above, LV agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%.  Under the terms of the note, LV shall pay the accrued interest yearly and repay the principal of the note on June 15, 2015.

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. . As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively.  Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal.  The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US.  The outstanding balance owed by ICMS-Canada as of December 31, 2012 amounted to $82,115, and that by ICMS-US to $81,121.

NOTE 8.

RELATED PARTY TRANSACTION

In September 2012, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes total $470,827, bear interest at the rate of 5% and are due in one year.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $84,266 at December 31, 2012.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest.  As of December 31, 2012, the company owed to this former subsidiary $242,786, included as due to affiliates in the accompanying consolidated balance sheet.  Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9.

STOCKHOLDERS’ EQUITY

In March 2012 (and as later amended), the Board authorized a private placement offering of up to 24,000,000 shares at a price of $0.25 per share. Through December 31, 2012, the Company issued 2,200,000 shares under this offering.

In addition, the Company issued 32,841,330 shares in connection with business acquisitions. (See NOTE 2).

NOTE 10.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of December 31, 2012, the Company has provided a 100% reserve against any potential future tax benefits due to the uncertainty of their future realization.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings at December 31, 2012. At this time, the Company intends to permanently reinvest these earnings in the future growth of its foreign businesses.

NOTE 11.

EARNINGS (LOSS) PER SHARE

As there are no common shares equivalents outstanding, the calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Therefore, both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 47,605,480 and 24,580,000 outstanding as of December 31, 2012 and 2011, respectively.

The 2012 weighted shares amount reflects the shares issued for acquisitions (NOTE 2) and from the private placement of new shares (NOTE 9).

NOTE 12.

COMMITMENTS

In 2010, the Company’s CCEB subsidiary entered into a joint venture agreement with American Dream Fund (“ADF”), of Los Angeles, California.  ADF owns and operates Regional Centers in Los Angeles, California; Las Vegas, Nevada; and Portland, Oregon. The agreement runs through May 2013 and can be extended at the agreement of both parties for a mutually agreed upon period. The agreement does not create a separate legal entity, but instead creates a marketing fund that will be initially funded by the Company and used by ADF to market investment opportunities in Asia related to the Company’s proposed Regional Center, as well as the existing Regional Centers of ADF. The Company committed $200,000 annually to the fund over a two-year period to cover marketing expenses in Asia. The terms of the agreement state that ADF and the Company will share 25% profit participation, as defined in the agreement, in their respective projects commencing during the term of the agreement.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 13.

SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  After the acquisitions and the sale of CCRE, the Company has determined that it has two reportable segments, one of property and facility management; and the other of real estate investment and development.  Both of the two segmental operations were acquired in 2012, revenue and other information for these segments only for 2012 are presented by grouping similar products and services.

Revenue from External Customers:
Property and Facility Management	$310,975
Real Estate	7,605
Total	$318,580
Interest Expense:
Property and Facility Management	$523
Real Estate	19,886
Total	$20,409
Identifiable Assets:
Property and Facility Management	$1,490,216
Real Estate	578,077
Total	$2,068,293
Segment Liabilities:
Property and Facility Management	$466,252
Real Estate	752,951
Total	$1,219,203

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 14.

DISCONTINUED OPERATIONS

See Note 1. (B) for a discussion of the Company’s discontinued operations. The operations for all periods presented of the discontinued business of CCRE and subsidiaries are summarized as follows:

	Year ended December 31
	2012	2011

Revenue	$2,112,909	$4,359,014
Cost of Revenue	(1,984,830)	(4,020,647)
Gross Profit	128,079	338,367

Operating Expenses :
Professional Fees	26,781	58,353
Salary Expenses	136,997	276,813
General and Administrative	97,785	250,429
Total Operating Expenses	261,563	585,595

Loss from Operations	(133,484)	(247,228)
Other Income	3,778	9,885
Interest Income	15	324
Interest Expense	(62,567)	(108,316)
Total Other Loss	(58,774)	(98,107)
Net Loss before Provision for Income Taxes	(192,258)	(345,335)
Provision for Income Taxes	-	(2,243)
Net Loss	$(192,258)	$(347,578)

NOTE 15.

GOING CONCERN

The Company sustained an accumulated net loss of $2,172,581 for the period from December 17, 1999 (inception) to December 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.