Form 10-K/A
period 2012-12-31
LivingVentures, Inc.
filed 2013-05-16
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [√]

No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this amendment to this Form 10-K.   [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

AMENDMENT TO DECEMBER 31, 2012 FORM 10-K

As more fully described herein, this report on Form 10-K/A incorporates a correction to the purchase accounting for the Company’s acquisition of International Care Management Services Ltd., Inc., acquired effective September 1, 2012.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2012, we had a working capital deficit of $1,881,612 as compared to a working capital deficit of $807,784 at December 31, 2011. Principal liquidity changes in our balance sheet at December 31, 2012 from December 31, 2011 include:

•

An increase of $603,361 in the total current assets related to continuing operations.  Specifically, cash shows an increase of $169,804, accounts receivable increased by $60,587, deferred charges were up by $91,082, and deposits and other assets increased by $281,888.  The change was mainly due to the fact that the continuing operations only started in 2012 and therefore did not yet have appropriate comparison from prior year.

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

Net cash used in operating activities for 2012 was $545,006 as compared to $113,313 for 2011. During 2012, we used cash to fund our net loss and the changes in the current assets and liabilities.

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

Date: May 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Asta Richard Asta	Chief Executive Officer principal executive officer and principal accounting and financial officer	Date: May 15, 2013

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

De Leon & Company, P.A.

Pembroke Pines, Florida

April 10, 2013, except as to notes 2, 13, and 16 which date is May 15, 2013

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
ASSETS
Current Assets
Cash	$170,744	$940
Accounts Receivable	60,587	-
Deferred Charges	91,082	-
Deposits and Other Assets	281,888	-

Current Assets related to Continuing Operations	604,301	940

Current Assets related to Discontinued Operations	-	638,068

Total Current Assets	604,301	639,008

Other Asset
Bank in Trust	183,306	-

Fixed Assets, net related to Continuing Operations	11,721	-

Fixed Assets, net related to Discontinuing Operations	-	28,240

Goodwill	2,175,639	-

Total Assets	$2,974,967	$667,248

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Bank Loans	$294,994	$-
Notes Payable	745,796	-
Notes Payable - Related Party	470,827	-
Shareholders' Advance	84,266	-
Amount Due to Affiliates	242,786	-
Accounts Payable and Accrued Expenses	522,244	46,657
Accounts Payable - Shares to be issued	125,000	-

Current Liabilities related to Continuing Operations	2,485,913	46,657

Current Liabilities related to Discontinuing Operations	-	1,400,135

Total Current Liabilities	2,485,913	1,446,792

Other Liability
Trust Fund Held	183,306	-
	2,669,219	1,446,792
Stockholders' Equity(Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares Authorised, None Issued and Outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares Authorised, 59,621,330 and 24,580,000 shares issued as of December 31,2012 and December 31,2011 respectively	59,621	24,580
Additional Paid-in Capital	2,615,771	684,483
Subscription Receivable	(200,000)	-
Accumulated Other Comprehensive Loss	-	(2,872)
Deficit	(2,172,581)	(1,485,735)
Total Company’s Stockholders' Equity (Deficit)	302,811	(779,544)
Non-controlling Interests	2,937	-
Total Stockholders’ Equity (Deficit)	305,748	(779,544)

Total Liabilities and Stockholders' Equity(Deficit)	$2,974,967	$667,248

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

LIVIINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2012	2011

Cash Flows from Operating Activities :
Net Loss	$(1,897,200)	$(462,196)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operations :
Loss on Discontinued Operations	919,555	347,578
Depreciation and Amortisation	6,566	-
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(60,587)	-
(Increase)Decrease in Deferred Charges	(91,082)	909
(Increase) in Deposits and Other Assets	(485,844)	-
(Increase) in Bank in Trust	(183,306)	-
Increase in Accounts Payable and Accrued Expenses	475,587	396
(Increase)in Liabilities Due to Acquisition of Subsidiaries	(510,588)	-
Decrease in Liabilities Due to Disposal of a Subsidiary	281,833	-
Net Cash Used in Operating Activities of Continuing Operations	(1,545,066)	(113,313)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	(4,041)	-
Net Cash Used in Investing Activities of Continuing Operations	(4,041)	-
Cash Flows from Financing Activities :
Proceeds of Bank Loan	294,994	-
Proceeds(Repayment) of Notes Payable	745,796	(33,036)
Proceeds of Trust Fund Held	183,306	-
Proceeds From (Repayment) of Notes Payable-Related Party	470,827	(106,147)
Proceeds from Shareholders' Advances	84,266	-
Amount due to Affiliates	242,786	-
Proceeds from Accounts Payable- Shares to be issued	125,000	-
Subscription Receivable	(200,000)
Proceeds from Issuance of Share Capital	550,000	-
Net Cash Provided by(Used in) Financing Activities of Continuing Operations	2,496,975	(139,183)

Net Increase(Decrease) in Cash Prior to Effect of Foreign Currency Transactions	947,868	(252,496)
Foreign Currency Exchange Rate on Cash Effect	(19,408)	(2,333)

Net Increase(Decrease) in Cash	928,460	(254,829)

Cash Flows From Discontinued Operations:
Net Cash (Used in) Provided by Operating Activities of Discontinued Operations	(758,656)	251,763

Cash at Beginning of Year	940	4,006
Cash at End of Year	$170,744	$940

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The estimated fair values of the assets acquired and liabilities assumed in the three aforementioned acquisition transactions are as follows:

	CC Group	ICMS-Canada	ICMS-US	Total
Assets Acquired:
Cash	$30,759	$23,645	$1,156	$71,718
Accounts Receivable	51,314	42,976	624	282,712
Subscription Receivable	200,000	-	-	200,000
Other Current Assets	-	13,785	-	13,785
Deposits and Other Assets	192,970	217,799	1,060	411,829
Amount due from Affiliates	-	265,726	-	265,726
Furniture, Fixtures and Equipment, net	1,529	12,718	-	14,247
Total Assets Acquired	$476,572	$576,649	$2,840	$1,260,017

Liabilities Assumed:
Accounts Payable	$(11,704)	$(514,217)	$(6,625)	$(532,546)
Notes Payable	(344,474)	-	(81,122)	(425,596)
Amount due to Affiliates	(253,869)	-	(265,726)	(519,595)
Shareholder Advances	-	-	(65,450)	(65,450)
Total Liabilities Assumed	(610,047)	(514,217)	(418,923)	(1,543,187)
Non-Controlling Interest:	(48,983)	(6,243)	21,213	(34,013)
Total Identifiable Liabilities	(182,458)	56,189	(394,870)	(317,183)
Goodwill	489,708	193,811	1,492,120	2,175,639
Total Acquisition Price	$307,250	$250,000	$1,097,250	$1,654,500

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

Revenue from External Customers:
Property and Facility Management	$310,975
Real Estate	7,605
Total	$318,580
Interest Expense:
Property and Facility Management	$523
Real Estate	19,886
Total	$20,409
Identifiable Assets:
Property and Facility Management	$1,694,172
Real Estate	578,077
Total	$2,272,249
Segment Liabilities:
Property and Facility Management	$466,252
Real Estate	752,951
Total	$1,219,203

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

NOTE 16.

CORRECTION OF PURCHASE ACCOUNTING

The accompanying consolidated financial statements incorporate a correction to the purchasing accounting for the Company’s acquisition of ICMS-US, resulting in a net increase of approximately $204,000 to goodwill and a corresponding decrease to accounts receivable ($188,000) and cash ($16,000) acquired.