Form 10-Q
period 2013-03-31
LivingVentures, Inc.
filed 2013-05-20
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-50196

LIVINGVENTURES, INC

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	90-0866368 (I.R.S. Employer Identification No.)
2200 Lucien Way Suite 350 Maitland, FL 32751 (Address of principal executive offices)	32751 (Zip Code)

(407) 875-9989

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 60,221,330 shares of common stock are issued and outstanding as of May 15, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K and its amendment on Form 10-K/A for the year ended December 31, 2012 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless otherwise specifically stated, all reference to “us,” “our,” “we,” or the “Company” are to LivingVentures, Inc., a Florida corporation, and our subsidiaries CommerCenters LLC (“CC”), a Florida limited liability company; LivingVentures Management, LLC (“LVM”), a Florida limited liability company;LivingVentures Development, LLC (“LVD”) a Florida limited liability company; CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), a Florida limited liability company; 2040177 Ontario Limited (“ICMS-Canada”), an Ontario corporation; International Care Management Services Ltd. (“ICMS-US”), a Washington corporation; and GGI (Asia) Limited, a company formed under the laws of Hong Kong.

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	March 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$70,420	$170,744
Accounts Receivable	42,393	60,587
Deferred Charges	38,679	91,082
Deposits and Other Assets	253,797	281,888
Total Current Assets	405,289	604,301

Other Asset
Bank in Trust	185,525	183,306

Fixed Assets, net	9,721	11,721
Goodwill	2,175,639	2,175,639

Total Assets	$2,776,174	$2,974,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	$294,994	$294,994
Notes Payable	711,942	745,796
Notes Payable - Related Party	550,827	470,827
Shareholders' Advance	66,623	84,266
Amount Due to Affiliates	242,786	242,786
Accounts Payable and Accrued Expenses	498,195	522,244
Accounts Payable - Shares to be Issued	75,000	125,000
Total Current Liabilities	2,440,367	2,485,913

Other Liability
Trust Fund Held	185,525	183,306
	2,625,892	2,669,219

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares Authorized, None Issued and Outstanding	—	—
Common Stock, $0.001 par value; 100,000,000 shares Authorized, 60,221,330 and 59,621,330 shares issued as of March 31, 2013 and December 31, 2012, respectively	60,221	59,621
Additional Paid-in Capital	2,765,171	2,615,771
Subscription Receivable	(40,241)	(200,000)
Accumulated Other Comprehensive Loss	—	—
Deficit	(2,603,346)	(2,172,581)
Total Company's Stockholders' Equity	181,805	302,811
Non-controlling Interests	(31,523)	2,937
Total Stockholders' Equity	150,282	305,748

Total Liabilities and Stockholders' Equity	$2,776,174	$2,974,967

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31
		Restated
	2013	2012

Revenue	$194,869	$—

Operating Expenses
Professional Fees	79,811	27,449
Salary Expense	333,131	8,655
General and Administrative	236,601	21,696
Total Operating Expenses	649,543	57,800

Loss from Operations	(454,674)	(57,800)

Interest Expense	(7,496)	(1,568)

Net Loss on Continuing Operations	(462,170)	(59,368)

Loss from Operations of Discontinued Subsidiaries	—	(135,307)

Net Loss before Provision for Income Taxes	(462,170)	(194,675)

Provision for Income Taxes	(3,055)	—

Net Loss	(465,225)	(194,675)
Net Loss, Attributable to Non-controlling Interests	34,460	7,330

Net Loss after Taxes and Non-controlling Interests	$(430,765)	$(187,345)

Net Loss Per Share - Basic and Diluted
(Loss) from Continuing Operations	$(0.01)	$—
(Loss) from Discontinued Operations	—	(0.01)
Net (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	60,052,441	24,580,000

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

STATEMENT OF STOCKHOLDERS' EQUITY

AS OF MARCH 31, 2013

	Preferred Stock		Common stock
	$0.001		$0.001				Other		Company's		Total
	Par Value		Par Value		Additional		Comprehensive		Stockholders	Non-	Stockholders
	Number of		Number of		Paid-in	Subscription	Income /	Accumulated	Equity /	Controlling	Equity /
	shares	Amount	shares	Amount	Capital	Receivables	(Loss)	Deficit	(Deficiency)	Interests	(Deficiency)

Balance, December 31, 2012, Consolidated	—	$—	59,621,330	$59,621	$2,615,771	$(200,000)	$—	$(2,172,581)	$302,811	$2,937	$305,748

Net Loss for the Period Ended March 31, 2013	—	—	—	—	—	—	—	(430,765)	(430,765)	(34,460)	(465,225)
											—
Subscriptions Receivable	—	—	—	—	—	159,759	—	—	159,759	—	159,759
									—		—
Shares Issued for Cash	—	—	600,000	600	149,400	—	—	—	150,000	—	150,000

Balance, March 31, 2013, Consolidated	—	$—	60,221,330	$60,221	$2,765,171	$(40,241)	$—	$(2,603,346)	$181,805	$(31,523)	$150,282

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31
		Restated
	2013	2012
Cash Flows from Operating Activities :
Net Loss	$(465,225)	$(194,675)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations :
Loss on Discontinued Operations	—	135,307
Depreciation and Amortization	2,000	—
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	18,194	(51,114)
(Increase) Decrease in Deferred Charges	52,403	(11,829)
(Increase) Decrease in Deposits and Other Assets	28,091	(223,109)
(Increase) in Bank in Trust	(2,219)	—
Increase (Decrease) in Accounts Payable and Accrued Expenses	(24,234)	11,701
(Increase) in Liabilities Due to Acquisition of Subsidiaries	—	(301,984)
Net Cash Used in Operating Activities of Continuing Operations	(390,990)	(635,703)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	—	—
Net Cash Used in Investing Activities of Continuing Operations	—	—

Cash Flows from Financing Activities :
Proceeds of Bank Loan	—	285,236
Proceeds (Repayment) of Notes Payable	(33,854)	—
Proceeds of Trust Fund Held	2,219	—
Proceeds From of Notes Payable-Related Party	80,000	—
Proceeds from (Repayment) Shareholders' Advances	(17,643)	103,951
Amount due to Affiliates	—	228,734
Proceeds from Accounts Payable- Shares to be issued	75,000	—
Proceeds from Issuance of Share Capital	184,759	—
Net Cash Provided by (used in) Financing Activities of Continuing Operations	290,481	617,921

Net (Decrease) in Cash Prior to Effect of Foreign Currency Transactions	(100,509)	(17,782)
Foreign Currency Exchange Rate on Cash Effect	185	205

Net Increase (Decrease) in Cash	(100,324)	(17,577)

Cash Flows From Discontinued Operations:
Net Cash Provided by Operating Activities of Discontinued Operations	—	55,415

Cash at Beginning of Year	170,744	940
Cash at End of Year	$70,420	$38,778

The Company paid interest of $7,517 and $2,748 during the three months ended March 31, 2013 and 2012, respectively. Additionally, the Company paid taxes of $5,464 and $3,410 in the 2013 and 2012 periods, respectively.

The Company has acquired subsidiaries during the three months ended March 31, 2012. The acquisition was settled by an issuance of common shares.

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

MARCH 31, 2013 AND 2012

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

The results of CCRE and its subsidiaries’ operations are presented as discontinued operations and prior period amounts have been recast for discontinued operations.

(C)

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of LV, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US. For the periods presented, GGIA did not have any business transactions recorded.

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no provision for doubtful accounts provided as of March 31, 2013 and December 31, 2012.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(I)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of March 31, 2013 and 2012, there were no common share equivalents outstanding.

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

MARCH 31, 2013 AND 2012

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

The estimated fair values of the assets acquired and liabilities assumed in the three aforementioned acquisition transactions are as follows:

	CC Group	ICMS-Canada	ICMS-US	Total
Assets Acquired:
Cash	$30,759	$23,645	$1,156	$71,718
Accounts Receivable	51,314	42,976	624	282,712
Subscription Receivable	200,000	—	—	200,000
Other Current Assets	—	13,785	—	13,785
Deposits and Other Assets	192,970	217,799	1,060	411,829
Amount due from Affiliates	—	265,726	—	265,726
Furniture, Fixtures and Equipment, net	1,529	12,718	—	14,247
Total Assets Acquired	$476,572	$576,649	$2,840	$1,260,017

Liabilities Assumed:
Accounts Payable	$(11,704)	$(514,217)	$(6,625)	$(532,546)
Notes Payable	(344,474)	—	(81,122)	(425,596)
Amount due to Affiliates	(253,869)	—	(265,726)	(519,595)
Shareholder Advances	—	—	(65,450)	(65,450)
Total Liabilities Assumed	(610,047)	(514,217)	(418,923)	(1,543,187)
Non-Controlling Interest:	(48,983)	(6,243)	21,213	(34,013)
Total Identifiable Liabilities	(182,458)	56,189	(394,870)	(317,183)
Goodwill	489,708	193,811	1,492,120	2,175,639
Total Acquisition Price	$307,250	$250,000	$1,097,250	$1,654,500

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2013, property, plant, and equipment consisted of the following:

		Estimated Useful Life
Office Equipment	$41,724	3-7 years
Less: Accumulated Depreciation	32,003
	$9,721

Depreciation and amortization expense was $2,000 and $0 for the periods ended March 31, 2013 and 2012, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

BANK LOANS

Bank loans payable as of March 31, 2013 consisted of:

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

NOTE 5.

NOTES PAYABLE

As part of the terms in the sale of assets agreement discussed in NOTE 1 (B) above, LV agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%. Under the terms of the note, LV shall pay the accrued interest yearly and repay the principal of the note on June 15, 2015.

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of March 31, 2013 amounted to $68,410, and that by ICMS-US to $60,972.

NOTE 6.

RELATED PARTY TRANSACTION

In September 2012 and March 2013, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes total $550,827, bear interest at the rate of 5% and are due one year from the date issued.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $66,623 at March 31, 2013.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of March 31, 2013, the company owed to this former subsidiary $242,786, included as due to affiliates in the accompanying consolidated balance sheet. Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

NOTE 7.

STOCKHOLDERS’ EQUITY

In March 2012 (and as later amended), the Board authorized a private placement offering of up to 24,000,000 shares at a price of $0.25 per share. Through March 31, 2013, the Company issued 2,800,000 shares under this offering.

In addition, the Company issued 32,841,330 shares in connection with business acquisitions. (See NOTE 2).

NOTE 8.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of March 31, 2013, the Company has provided a 100% reserve against any potential future tax benefits due to the uncertainty of their future realization.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings at March 31, 2013. At this time, the Company intends to permanently reinvest these earnings in the future growth of its foreign businesses.

NOTE 9.

EARNINGS (LOSS) PER SHARE

As there are no common shares equivalents outstanding, the calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Therefore, both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 60,052,441 and 24,580,000 outstanding as of March 31, 2013 and 2012, respectively.

The weighted shares amounts reflect the shares issued for acquisitions (NOTE 2) and from the private placement of new shares (NOTE 7).

NOTE 10.

COMMITMENTS

In 2010, the Company’s CCEB subsidiary entered into a joint venture agreement with American Dream Fund (“ADF”), of Los Angeles, California. ADF owns and operates Regional Centers in Los Angeles, California; Las Vegas, Nevada; and Portland, Oregon. The agreement runs through May 2013 and the parties are presently negotiating an extension of the agreement for a mutually agreed upon period. The agreement does not create a separate legal entity, but instead creates a marketing fund that will be initially funded by the Company and used by ADF to market investment opportunities in Asia related to the Company’s proposed Regional Center, as well as the existing Regional Centers of ADF. The Company committed $200,000 annually to the fund over a two-year period to cover marketing expenses in Asia. The terms of the agreement state that ADF and the Company will share 25% profit participation, as defined in the agreement, in their respective projects commencing during the term of the agreement.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

NOTE 11.

SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. After the acquisitions and the sale of CCRE, the Company has determined that it has two reportable segments, one of property and facility management; and the other of real estate investment and development. Both of the two segmental operations were acquired in 2012, and revenue and other information for these segments are presented by grouping similar products and services.

	For the Three Months Ended March 31,
	2013	2012
Revenue from External Customers:
Property and Facility Management	$194,869	$—
Real Estate	—	—
Total	$194,869	$—
Interest Expense:
Property and Facility Management	$2,736	$—
Real Estate	4,760	1,568
Total	$7,496	1,568
Depreciation and Amortization:
Property and Facility Management	$1,519	$—
Real Estate	481	—
Total	$2,000	$—

NOTE 12.

DISCONTINUED OPERATIONS

See Note 1. (B) for a discussion of the Company’s discontinued operations. The operations of the discontinued business of CCRE and subsidiaries, presented for the period ended March 31, 2012, are summarized as follows:

Revenue	$917,250
Cost of Revenue	(883,785)
Gross Profit	33,465
Operating Expenses	(136,063)
Loss from Operations	(102,598)
Interest Expense, net	(32,709)
Net Loss	$(135,307)

NOTE 13.

GOING CONCERN

The Company sustained an accumulated net loss of $2,603,346 for the period from December 17, 1999 (inception) to March 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended March 31, 2013 included in this quarterly report on Form 10-Q as well as the Company’s annual reports on Form 10-K and 10-K/A for the year ended December 31, 2012.

LivingVentures, Inc. (hereinafter “LV” or “the Company”) is a smaller reporting company as described by the Rules of the Securities and Exchange Commission Regulations. LV was incorporated under the laws of the State of Florida on December 17, 1999.

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

Due to the then global economic turmoil and limited financial resources, management was progressively looking for readjusting its strategic focus to allow the Company to diversify into other potential geographic and business areas.

In February 2013, the Company’s name change to LivingVentures, Inc. was approved by FINRA and its trading symbol was changed to “LIVV”. This change followed the restructuring of the Company and its change in focus after business acquisitions it made in 2012, as described below.

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

CC was formed as a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida. Its 50%-owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC (“CCEB”) d/b/a Orlando EB5 Investments, was formed to operate as a Regional Center through the U.S. Citizenship and Immigration Service’s EB-5 Program. The acquisition allowed LV to diversify its business from marketing and distributing energy efficient products in China into initially the acquisition, development and operation of senior housing properties, by utilizing CC’s real estate, development and capital markets expertise.

To further this strategy, the Company acquired a 90% interest in International Care Management Services (2040177 Ontario Ltd.), an Ontario, Canada corporation and International Care Management Services Ltd. Inc., a Washington, USA corporation, both effective September 1, 2012 (collectively “ICMS”). These businesses provide management and consulting services to the senior housing industry.

Also in connection with the ICMS acquisitions, the Company entered into employment agreements with David B. Edwards and Jeffrey Edwards, respectively the president and chief operating officer of ICMS.

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

As the sale of CCRE was concluded on June 15, 2012, the operations of the energy efficient segment was completely discontinued in the second quarter ended June 30, 2012. Overall, this discontinued business segment generated revenues of $2,112,909 from the distribution of the products during 2012 until it was closed. The corresponding cost of sales amounted to $1,984,830, or 93.9% of the total sales. Its financial position and results of its operations in the corresponding 2012 period reflected herein have been treated as discontinued operations.

Business

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

The majority of the approximately 1,000 beds that LV has under management and other services today are in Ontario, Canada, following its acquisition of ICMS in September 2012. While it continues to provide services to all the acquired units, ICMS has been notified that it will not be retained as manager but for approximately 200 beds that it presently manages after May 2013. ICMS fully expects to replace these units later this year with other management opportunities in Canada.

The Company now has two communities under management or services in the U.S. LV plans to expand this number rapidly through the strategies outlined above, from industry referrals and from the possible future acquisition of other senior housing management companies. LV and its clients are presently in negotiations or under contract for management of up to an additional 1,300 beds in North America.

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

To this end, the Company’s strategy is to partner with capital providers to acquire properties and then manage or lease the businesses for or from the acquirer. The capital providers will likely be real estate investment trusts or private equity funds. Regarding its acquisition strategy, LV is presently pursuing approximately 10 properties in the short-term, with a real estate investment trust capital partner. The properties are located in Florida, U.S.A. and parts of Canada. The Company hopes to have several of these targeted opportunities under contract in the third quarter of 2013.

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

With respect to LV’s development strategy, it presently has two sites under contract for future development in Florida, U.S.A. Both would be developed with joint venture co-development partners. The financing of these development opportunities would come from bond financing provided through an investment bank and, in one case, partially with EB-5 funding.

CC has recently received final approval as a Regional Center under the U.S. Immigrant Investor (EB-5) Visa Program. The EB-5 program is designed to attract international investors to the United States by offering qualified foreign investors a conditional visa for the investor and his/her family in return for a minimum investment of $500,000 if in a high unemployment area, or $1 million if not, providing the underlying investment produces a designated number of new jobs. Projects within the footprint of the CommerCenters EB-5 Regional Center Investments, LLC (d/b/a Orlando EB5 Investments) are selected and marketed abroad to individual international investors seeking U.S. visas. U.S. funds of this nature have raised more than $3 billion in the past five years, most of which are from Asian investors. LV’s Asia subsidiary and other partners will play a crucial role in the success of this program as it will bring Asian investors into Company projects for the purpose of securing a U.S. visa.

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

Results of Operations

For the three months ended March 31, 2013, the Company sustained a net loss of $430,765, compared to a net loss of $187,345 for the comparable period in 2013.

During the three months ended March 31, 2013 net revenues were $194,869 compared to nil during the three months ended March 31, 2012. The increase in sales for the three months ended March 31, 2013 is attributed to the acquisitions made by the Company in late 2012. Our real estate division did not record any sales for the three months ended March 31, 2013 and all revenues came from the property management division.

The total operating expenses for the three months ended March 31, 2013 were $649,543, compared to $57,800 for the corresponding period in 2012. The change reflects the incorporation of the operating expenses of the real estate subsidiary, CommerCenters, LLC and those of the senior housing management companies acquired in late 2012. Total operating expenses in the areas of professional fees, general and administrative expense and salary expense for the three months ended March 31, 2013, rose due to increased staffing, acquisition expenses, public company costs and office expansion. The largest increase was in salary expense, which grew to $333,131 during the current period, as compared with only $8,655 in 2012. The staff required in the senior housing management division represents the most important factor.

During the three months ended March 31, 2013 professional fees were $79,811 compared to $27,449 in the same period of 2012. Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business. The increase in professional fees for the three months ended March 31, 2013, reflected the increased cost of compliance and legal fees associated with our recent organizational changes.

Our general and administrative expenses were $236,601 for the three months ended March 31, 2013, and only $21,696 for the three months ended March 31, 2012. The increases reflected our heightened activity level attributed to the business combinations. Our general and administrative expenses consisted of ordinary business expenses, including bank charges, rent, travel and entertainment related to business development and capital-raising, as well as certain advertising expenses.

For the remainder of 2013, we anticipate an increase in both salary expense and general and administrative expenses as we continue to implement our business model, focused on growing our senior housing management and consulting businesses. However, we shall maintain our rationalization effort in controlling our expenses to remain as efficient as possible in light of our financial resources.

Liquidity and Capital Resources

As of March 31, 2013, we had a deficit in working capital of $2,035,078 as compared to a deficit of $1,881,612 at December 31, 2012. The negative change of $153,466 in working capital mainly reflects the net loss of $430,765 we sustained in the operations for the three months ended March 31, 2013, mostly offset by new capital invested or secured during the period. The change in working capital was comprised of a decrease in cash balances of $100,324, a decrease in accounts receivable of $18,194, decreases in various deposits and deferred charges of $80,494, and increases in notes payable of $46,146, a decrease in advances from shareholders of $17,643, and decreases in accounts payable and accrued expenses of $74,049.

Net cash used in operating activities for the three months ended March 31, 2013 decreased to $390,990, as compared to $635,703 for the period ended in 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $290,481 (largely represented by issuance of shares) as compared with $617,921 (principally representing the proceeds obtained from loans and advances) for the three months ended March 31, 2012.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. To date we have paid for any needed additions to our capital equipment infrastructure from new capital raised, and anticipate this being the case in the future.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101	XBRL-related document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LivingVentures, Inc.

By:	/s/ Richard Asta
Richard Asta, CEO, President and principal financial and accounting officer
Date: May 20, 2013