Form 10-Q
period 2013-06-30
LivingVentures, Inc.
filed 2013-08-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-50196

LIVINGVENTURES, INC

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	90-0866368 (I.R.S. Employer Identification No.)
9681 Gladiolus Drive Suite 101 Fort Myers, FL 33908 (Address of principal executive offices)	33908 (Zip Code)

(239) 437-0022

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 61,221,330 shares of common stock are issued and outstanding as of August 14, 2013.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2013	As of December 31, 2012

ASSETS

Current Assets
Cash	$11,695	$170,744
Accounts Receivable	74,014	60,587
Deferred Charges	44,297	91,082
Deposits and Other Assets	178,049	281,888

Total Current Assets	308,055	604,301

Other Asset
Bank in Trust	67,110	183,306

Fixed Assets, net	12,994	11,721

Goodwill	2,175,639	2,175,639

Total Assets	$2,563,798	$2,974,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Loans	$294,994	$294,994
Notes Payable	686,767	745,796
Notes Payable - Related Party	735,827	470,827
Shareholders' Advance	75,793	84,266
Amount Due to Affiliates	242,786	242,786
Accounts Payable and Accrued Expenses	628,838	522,244
Accounts Payable - Shares to be Issued	—	125,000

Total Current Liabilities	2,665,005	2,485,913

Other Liability
Trust Fund Held	67,110	183,306
	2,732,115	2,669,219

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorised, None Issued and Outstanding	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorised, 61,221,330 and 59,621,330 shares issued as of June 30, 2013 and December 31, 2012, respectively	61,221	59,621
Additional Paid-in Capital	2,939,171	2,615,771
Subscription Receivable	(31,918)	(200,000)
Deficit	(3,099,349)	(2,172,581)
Total Company's Stockholders' Equity	(130,875)	302,811
Non-controlling Interests	(37,442)	2,937
Total Stockholders' Equity	(168,317)	305,748

Total Liabilities and Stockholders' Equity	$2,563,798	$2,974,967

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
		Restated		Restated
	2013	2012	2013	2012

Revenue	$154,089	$—	$348,958	$—

Cost of Revenue	33,561	—	33,561	—

Gross Profit	120,528	—	315,397	—

Operating Expenses
Professional Fees	70,313	105,859	150,124	128,511
Salary Expense	363,152	77,759	696,283	91,614
General and Administrative	155,321	116,799	391,922	138,091
Total Operating Expenses	588,786	300,417	1,238,329	358,216

Loss from Operations	(468,258)	(300,417)	(922,932)	(358,216)

Interest Expense	(36,719)	(3,531)	(44,215)	(5,099)

Net Loss on Continuing Operations	(504,977)	(303,948)	(967,147)	(363,315)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	—	(56,985)	—	(192,258)
Loss on Disposal of Discontinued Subsidiaries	—	(748,247)	—	(748,247)
Net Loss on Discontined Operations	—	(805,232)	—	(940,505)

Net Loss before Provision for Income Taxes	(504,977)	(1,109,180)	(967,147)	(1,303,820)
Provision for Income Taxes	3,055	—	—	—

Net Loss	(501,922)	(1,109,180)	(967,147)	(1,303,820)
Net Loss, Attributable to Non-controlling Interests	5,919	33,882	40,379	104,196

Net Loss after Taxes and Non-controlling Interests	$(496,003)	$(1,075,298)	$(926,768)	$(1,199,624)

Net Loss Per Share - Basic and Diluted
(Loss) from Continuing Operations	$(0.01)	$(0.01)	(0.02)	$(0.01)
(Loss) from Discontinued Operations	—	(0.01)	—	(0.01)
Net (Loss) Per Share	$(0.01)	$(0.02)	(0.02)	(0.02)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	60,652,099	50,106,330	60,350,451	50,106,330

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
AS OF JUNE 30, 2013

	Preferred Stock		Common stock
	$0.001		$0.001				Other		Company's		Total
	Par Value		Par Value		Additional		Comprehensive		Stockholders	Non-	Stockholders
	Number of		Number of		Paid-in	Subscription	Income /	Accumulated	Equity /	Controlling	Equity /
	shares	Amount	shares	Amount	Capital	Receivables	(Loss)	Deficit	(Deficiency)	Interests	(Deficiency)

Balance, December 31, 2012, Consolidated	—	$—	59,621,330	$59,621	$2,615,771	$(200,000)	$—	$(2,172,581)	$302,811	$2,937	$305,748

Net Loss for the Period Ended June 30, 2013	—	—	—	—	—	—	—	(926,768)	(926,768)	(40,379)	(967,147)
											—
Subscriptions Receivable		—	—	—	—	168,082	—	—	168,082	—	168,082

Shares Issued for Cash	—	—	1,600,000	1,600	323,400	—	—	—	325,000	—	325,000

Balance, June 30, 2013, Consolidated	—	$—	61,221,330	$61,221	$2,939,171	$(31,918)	$—	$(3,099,349)	$(130,875)	$(37,442)	$(168,317)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
		Restated
	2013	2012
Cash Flows from Operating Activities :
Net Loss	$(967,147)	$(1,303,820)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operations :
Post Acquisition Losses Attributable to Non-controlling Interests	—	(41,212)
Loss on Discontinued Operations	—	940,505
Depreciation and Amortization	3,677	540
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(13,427)	199,193
(Increase)Decrease in Deferred Charges	46,785	(67,189)
(Increase) in Deposits and Other Assets	103,839	(193,355)
(Increase) Decrease in Restricted Cash-Bank in Trust	116,196	173,750
Decrease in Inventories	—	169,154
Increase in Accounts Payable and Accrued Expenses	106,594	(216,481)
(Increase)in Liabilities Due to Acquisition of Subsidiaries	—	(302,293)
Decrease in Liabilities Due to Disposal of Subsidiary	—	392,100
Net Cash Used in Operating Activities of Continuing Operations	(603,483)	(249,108)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	(4,950)	—
Net Cash Used in Investing Activities of Continuing Operations	(4,950)	—

Cash Flows from Financing Activities :
Proceeds of Bank Loan	—	49,660
(Repayment) of Loan Payable	—	(95,809)
Proceeds(Repayment) of Notes Payable	(59,029)	582,560
Proceeds of Trust Fund Held	(116,196)	—
Proceeds (Repayment) of Notes Payable-Related Party	265,000	(855,392)
Proceeds from (Repayment) Shareholders' Advances	(8,473)	216,569
Amount due to Affiliates	—	228,734
Proceeds from Accounts Payable- Shares to be issued	(125,000)	100,000
Proceeds from Issuance of Share Capital	493,082	—
Net Cash Provided by(Used in) Financing Activities of Continuing Operations	449,384	226,322

Net (Decrease) in Cash Prior to Effect of Foreign Currency Transactions	(159,049)	(22,786)
Foreign Currency Exchange Rate on Cash Effect	—	—

Net Increase(Decrease) in Cash	(159,049)	(22,786)

Cash at Beginning of Year	170,744	54,978
Cash at End of Year	$11,695	$32,192

The Company paid interest of $15,845 and $5,062 during the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company paid taxes of $13,660 and $3,410 in the 2013 and 2012 periods, respectively.

The Company acquired subsidiaries during the six ended June 30, 2012.  The acquisition was settled by an issuance of common shares.

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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
JUNE 30, 2013 AND 2012

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no provision for doubtful accounts provided as of June 30, 2013 and 2012.

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

(I)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of June 30, 2013 and 2012, there were no common share equivalents outstanding.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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
JUNE 30, 2013 AND 2012

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2013, property, plant, and equipment consisted of the following:

		Estimated Useful Life
Office Equipment	$45,486	3-7 years
Less: Accumulated Depreciation	32,492
	$12,994

Depreciation and amortization expense was $3,677 and $540 for the periods ended June 30, 2013 and 2012, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

BANK LOANS

Bank loans payable as of June 30, 2013 consisted of:

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

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of June 30, 2013 amounted to $54,228 and that by ICMS-US to $49,978.

NOTE 6.

RELATED PARTY TRANSACTION

In September 2012 and through June 2013, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes total $735,827, bear interest at the rate of 5% and are due one year from the date issued.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $75,793 at June 30, 2013.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of June 30, 2013, the company owed to this former subsidiary $242,786, included as due to affiliates in the accompanying consolidated balance sheet. Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

NOTE 7.

STOCKHOLDERS’ EQUITY

In March 2012 (and as later amended), the Board authorized a private placement offering of up to 24,000,000 shares at a price of $0.25 per share. Through June 30, 2013, the Company issued 3,800,000 shares under this offering.

In addition, the Company issued 32,841,330 shares in connection with business acquisitions. (See NOTE 2).

NOTE 8.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of June 30, 2013, the Company has provided a 100% reserve against any potential future tax benefits due to the uncertainty of their future realization.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings at June 30, 2013. At this time, the Company intends to permanently reinvest these earnings in the future growth of its foreign businesses.

NOTE 9.

EARNINGS (LOSS) PER SHARE

As there are no common shares equivalents outstanding, the calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Therefore, both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 60,350,451 and 50,106,350 outstanding as of June 30, 2013 and 2012, respectively.

The weighted shares amounts reflect the shares issued for acquisitions (NOTE 2) and from the private placement of new shares (NOTE 7).

NOTE 10.

COMMITMENTS

In 2010, the Company’s CCEB subsidiary entered into a joint venture agreement with American Dream Fund (“ADF”), of Los Angeles, California. ADF owns and operates Regional Centers in Los Angeles, California; Las Vegas, Nevada; and Portland, Oregon. The agreement, as amended, expired in May 2013 and the parties are presently negotiating an extension of the agreement for a mutually agreed upon period. The agreement does not create a separate legal entity, but instead creates a marketing fund that will be initially funded by the Company and used by ADF to market investment opportunities in Asia related to the Company’s proposed Regional Center, as well as the existing Regional Centers of ADF. The Company committed $200,000 annually to the fund over a two-year period to cover marketing expenses in Asia. The terms of the agreement state that ADF and the Company will share a 20-25% profit participation, as defined in the agreement, in their respective projects which commenced during the term of the agreement.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

	For the Three Months Ended March 31,		For the Six Months Ending June 30
	2013	2012	2013	2012
Revenue from External Customers:
Property and Facility Management	$194,869	$—	$154,089	$—
Real Estate	—	—	—	—
Total	$194,869	$—	154,089	—
Interest Expense:
Property and Facility Management	$2,736	$—	$2,239	—
Real Estate	4,760	1,568	4,600	3,531
Total	$7,496	1,568	6,839	3,531
Depreciation and Amortization:
Property and Facility Management	$1,519	$—	1,274	—
Real Estate	481	—	403	540
Total	$2,000	$—	$1,677	$540

NOTE 12.

DISCONTINUED OPERATIONS

See Note 1. (B) for a discussion of the Company’s discontinued operations. The operations of the discontinued business of CCRE and subsidiaries, presented for the period ended June 30, 2012, are summarized as follows:

Revenue	$2,112,909
Cost of Revenue	(1,984,830)
Gross Profit	128,079
Operating Expenses	(261,563)
Loss from Operations	(133,484)
Interest Expense, Net	(58,774)
Net Loss	$(192,258)

NOTE 13.

GOING CONCERN

The Company sustained an accumulated net loss of $3,099,349 for the period from December 17, 1999 (inception) to June 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

NOTE 14.

SUBSEQUENT EVENT

On July 11, 2013, the Company entered into and closed a Purchase and Sale Agreement (the “Agreement”) with Richard A. Asta, as Nominee for certain Purchasers (the “Buyer”) whereby the Buyer purchased, and the Company sold, one hundred percent (100%) of the Membership interests owned by the Company in CommerCenters, LLC (a Florida limited liability company) for total consideration in the sum of $100,000. The sale included CommerCenters, LLC’s interest in Orlando EB5 Investments.  The Company expects to report a gain from the sale in the third quarter of 2013.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and History

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended June 30, 2013 included in this quarterly report on Form 10-Q as well as the Company’s annual reports on Form 10-K and 10-K/A for the year ended December 31, 2012.

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

With the completion of the integration of ICMS into the Company, the activities of CC have been largely assumed by LivingVentures Development.  In addition, the Company has developed relationships with several new financing sources since its acquisition.  Accordingly, the Board of Directors has decided to sell its interest in Orlando EB5 Investments and its manager, CommerCenters, LLC.  In July 2013, the Company sold these entities to minority investors for a total consideration of $100,000.  For further details see the information filed with Form 8-K on July 17, 2013.

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

Business

LivingVentures Senior Housing Business

Following the acquisition of ICMS, LV remains a publicly-traded, Florida based company, but with a strong focus on the acquisition, development and operation of senior housing communities. The Company’s core mission in this sector is to provide a hospitality model (not an institutional one) for the residents of its seniors housing communities. The Company believes that this will be a critical point of differentiation to other companies that are active in this industry today.

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

The majority of the approximately 1,000 beds that LV has under management and other services today are in Ontario, Canada, following its acquisition of ICMS in September 2012. While it continues to provide services to all the acquired units, ICMS has been retained as manager for only approximately 200 units.  ICMS fully expects to replace these units later this year with other management opportunities in Canada.

The Company has two communities under management and LV plans to expand this number rapidly through the strategies outlined above, from industry referrals and from the possible future acquisition of other senior housing management companies. LV and its clients are presently in negotiations or under contract for management of up to an additional 1,300 beds in North America.

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

To this end, the Company’s strategy is to partner with capital providers to acquire properties and then manage or lease the businesses for or from the acquirer. The capital providers will likely be real estate investment trusts or private equity funds. Regarding its acquisition strategy, LV is presently pursuing approximately 10 properties in the short-term, with a real estate investment trust capital partner. The properties are located in Florida, U.S.A. and parts of Canada. The Company hopes to have several of these targeted opportunities under contract in the third and fourth quarter of 2013.

The second part of LV’s strategy is to develop facilities in North America in partnership with capital partners. Each development is expected to have 120 units, of which 72 are assisted living and 48 are memory care. After construction and opening, the Company will be the operator of each facility and have an ownership interest in each.

LV’s development strategy includes a site under contract for future development in Ocoee, Florida. It will be developed with joint venture co-development partners. The financing of these development opportunities will come from bond financing provided through an investment bank.

LV will differentiate itself from its competitors through its fully-integrated approach in entering the senior housing industry; its strong operations management team; its hospitality approach to its residents; and by its capital market strength through strategic relationships enjoyed by its Asia subsidiary, its North America capital partners and other sources. Furthermore, the expanded in-house management expertise after its acquisitions will allow LV to source and execute unique value adding opportunities.

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

We plan to continue to provide for our capital requirements through the sale of equity securities. The Company is currently in the process of a private placement of up to $6 million of common equity shares. The Company has begun to receive new funding from this private placement effort. We remain reasonably optimistic about our prospects, but cannot assure that we will be successful in raising all of the necessary working capital. As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Results of Operations

For the three months and six months ended June 30, 2013, the Company sustained a net loss of $501,922 and $967,147 respectively, compared to a net loss of $1,109,180 and $1,303,829 for the comparable periods in 2012.

During the three months and six months ended June 30, 2013 net revenues were $154,089 and $348,958 compared to nil for the comparable period in 2012. The increase in sales for the three months and six months ended June 30, 2013 is attributed to the acquisitions made by the Company in late 2012. Our real estate division did not record any sales for the three months and six months ended June 30, 2013 and all revenues came from the property management division.

The total operating expenses for the three and six months ended June 30, 2013 were $588,786 and $1,238,329 compared to $300,417 and $358,216 for the corresponding period in 2012. The change reflects the incorporation of the operating expenses of the senior housing management companies acquired in late 2012. Total operating expenses in the areas of professional fees, general and administrative expense and salary expense for the three and six months ended June 30, 2013, rose due to increased staffing, acquisition expenses, public company costs and office expansion. The largest increase was in salary expense, which grew to $696,283 during the current period, as compared with only $91,614 in 2012. The staff required in the senior housing management division represents the most important factor.

During the three and six months ended June 30, 2013 professional fees were $70,313 and $150,124 compared to $105,859 and $128,511 in the same period of 2012. Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business. The increase in professional fees for the six months ended June 30, 2013, reflected the increased cost of compliance and legal fees associated with our recent organizational changes.

Our general and administrative expenses for the three months and six months ended June 30, 2013, were $155,321 and $391,922 respectfully and only $116,799 and $138,091 for the three months and six months ended June 30, 2012 respectfully. The increases reflected our heightened activity level attributed to the business combinations. Our general and administrative expenses consisted of ordinary business expenses, including bank charges, rent, travel and entertainment related to business development and capital-raising, as well as certain advertising expenses.

For the remainder of 2013, we anticipate an increase in both salary expense and general and administrative expenses as we continue to implement our business model, focused on growing our senior housing management and consulting businesses. However, we shall maintain our rationalization effort in controlling our expenses to remain as efficient as possible in light of our financial resources.

Liquidity and Capital Resources

As of June 30, 2013, we had a deficit in working capital of $2,356,950 as compared to a deficit of $1,881,612 at December 31, 2012. The negative change of $475,338 in working capital mainly reflects the net loss of $967,147 we sustained in the operations for the six months ended June 30, 2013, partially offset by new capital invested or secured during the period. The change in working capital was comprised of a decrease in cash balances of $159,049, an increase in accounts receivable of $13,427, decreases in various deposits and deferred charges of $150,624, and increases in notes payable of $205,971, a decrease in advances from shareholders of $8,473, and increases in accounts payable and accrued expenses of $18,406.

Net cash used in operating activities for the six months ended June 30, 2013 increased to $603,483, as compared to $249,108 for the period ended in 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was $449,384 (largely represented by issuance of shares and related party loans) as compared with $226,322 (principally representing various debt financing) for the six months ended June 30, 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I and 15d-15I under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on his evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101	XBRL-related document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LivingVentures, Inc.

By:	/s/ C. Geoffrey Hampson
C. Geoffrey Hampson, Executive Chairman
Date: August 14, 2013