Form 10-Q
period 2013-09-30
LivingVentures, Inc.
filed 2013-11-14
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-50196

LIVINGVENTURES, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of Incorporation or Organization)	90-0866368 (I.R.S. Employer Identification No.)
9681 Gladiolus Drive Suite 211 Fort Myers, FL 33908 (Address of principal executive offices)	33908 (Zip Code)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 61,245,330  shares of common stock are issued and outstanding as of November 14, 2013.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2013	As of December 31, 2012

ASSETS

Current Assets
Cash	$32,084	$170,744
Accounts Receivable	292,911	60,587
Deferred Charges	31,934	91,082
Deposits and Other Assets	222,280	281,888
Total Current Assets	579,209	604,301

Other Asset
Bank in Trust	49,305	183,306

Fixed Assets, net	19,756	11,721
Goodwill	1,685,931	2,175,639

Total Assets	$2,334,201	$2,974,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$596,139	$522,244
Lines of Credit	291,551	294,994
Notes Payable	81,880	163,236
Notes Payable - Related Parties	735,827	470,827
Shareholders' Advance	138,025	84,266
Amount Due to Affiliates	242,786	242,786
Total Current Liabilities	2,086,208	1,778,353

Other Liabilities
Note Payable	582,560	582,560
Trust Fund Held	49,305	183,306
Total Liabilities	2,718,073	2,544,219

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, None Issued and Outstanding	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 61,245,330 and 59,621,330 shares issued as of September 30, 2013 and December 31, 2012, respectively	61,245	59,621
Additional Paid-in Capital	3,020,147	2,615,771
Stock to be Issued	600,000	125,000
Subscription Receivable	(200,000)	(200,000)
Deficit	(3,817,270)	(2,172,581)
Total Company's Stockholders' Equity	(335,878)	427,811
Non-controlling Interests	(47,994)	2,937
Total Stockholders' Equity	(383,872)	430,748

Total Liabilities and Stockholders' Equity	$2,334,201	$2,974,967

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
		Restated		Restated
	2013	2012	2013	2012

Revenue	$118,851	$142,197	$467,809	$142,197

Cost of Revenue	17	3,841	33,578	3,841

Gross Profit	118,834	138,356	434,231	138,356

Operating Expenses
Professional Fees	24,410	34,335	174,534	162,845
Salary Expense	369,235	129,187	1,065,518	220,800
General and Administrative	172,490	80,974	564,412	219,010
Total Operating Expenses	566,135	244,496	1,804,464	602,655

Loss from Operations	(447,301)	(106,140)	(1,370,233)	(464,299)

Loss on Sale of Subsidiaries	(263,452)	—	(263,452)	—
Interest Expense	(17,720)	(13,192)	(61,935)	(18,292)

Net Loss on Continuing Operations	(728,473)	(119,332)	(1,695,620)	(482,591)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	—	—	—	(192,258)
Loss on Disposal of Discontinued Subsidiaries	—	—	—	(748,247)
Net Loss on Discontinued Operations	—	—	—	(940,505)

Net Loss before Provision for Income Taxes	(728,473)	(119,332)	(1,695,620)	(1,423,096)
Provision for Income Taxes	—	—	—	—

Net Loss	(728,473)	(119,332)	(1,695,620)	(1,423,096)
Net Loss, Attributable to Non-controlling Interests	10,552	(1,003)	50,931	40,210

Net Loss after Taxes and Non-controlling Interests	$(717,921)	$(120,335)	$(1,644,689)	$(1,382,886)

Net Loss Per Share - Basic and Diluted
(Loss) from Continuing Operations	$(0.01)	$—	(0.03)	$(0.01)
(Loss) from Discontinued Operations	—	—	—	(0.01)
Net (Loss) Per Share	$(0.01)	$(0.00)	(0.03)	(0.02)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	61,237,243	48,558,969	60,651,967	36,966,147

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Preferred Stock		Common stock
	$0.001		$0.001						Company's		Total
	Par Value		Par Value		Additional				Stockholders	Non-	Stockholders
	Number of		Number of		Paid-in	Subscription	Stock	Accumulated	Equity /	Controlling	Equity /
	shares	Amount	shares	Amount	Capital	Receivables	to be Issued	Deficit	(Deficiency)	Interests	(Deficiency)

Balance, December 31, 2012	—	$—	59,621,330	$59,621	$2,615,771	$(200,000)	$125,000	$(2,172,581)	$427,811	$2,937	$430,748

Shares Issued – Stock Liability			500,000	500	124,500		(125,000)		—		—
Subscriptions Receivable Proceeds		—	—	—	—	200,000	—	—	200,000	—	200,000
Stock to be Issued						(200,000)	600,000		400,000		400,000
Shares Issued to Employees			300,000	300	74,700				75,000		75,000
Shares Issued for Cash	—	—	824,000	824	205,176	—	—	—	206,000	—	206,000
Net Loss for the Period Ended September 30, 2013	—	—	—	—	—	—	—	(1,644,689)	(1,644,689)	(50,931)	(1,695,620)

Balance, September 30, 2013	—	$—	61,245,330	$61,245	$3,020,147	$(200,000)	$600,000	$(3,817,270)	$(335,878)	$(47,994)	$(383,872)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
		Restated
	2013	2012
Cash Flows from Operating Activities :
Net Loss	$(1,695,620)	$(1,423,096)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations :
Loss on Sale of Subsidiaries	263,452	—
Post Acquisition Losses Attributable to Non-controlling Interests	—	(40,210)
Loss on Discontinued Operations	—	940,505
Stock Compensation	75,000	—
Depreciation and Amortization	5,253	771
Change in Operating Assets and Liabilities:
Decrease in Restricted Cash	—	173,750
Decrease in Accounts Receivable	(66,174)	(11,746)
(Increase) Decrease in Deferred Charges	59,148	(80,526)
(Increase) Decrease in Deposits and Other Assets	59,608	(230,474)
Decrease in Inventories	—	169,154
Increase in Accounts Payable and Accrued Expenses	74,741	261,856
(Increase)in Liabilities Due to Acquisition of Subsidiaries	—	(825,853)
Decrease in Liabilities Due to Disposal of Subsidiary	—	281,833
Net Cash Used in Operating Activities of Continuing Operations	(1,224,592)	(784,036)

Cash Flows from Investing Activities :
Proceeds from Sale of Subsidiaries	59,260	—
Purchase of Fixed Assets	(13,288)	—
Net Cash Used in Investing Activities of Continuing Operations	45,972	—

Cash Flows from Financing Activities :
Repayment of Lines of Credit	(3,443)	(46,149)
Proceeds (Repayment) of Notes Payable	(81,356)	672,092
Proceeds (Repayment) of Notes Payable-Related Parties	265,000	(855,392)
Proceeds from (Repayment) Shareholders' Advances	53,759	506,610
Advances from Affiliates	—	230,183
Subscription Receivable Proceeds	200,000	—
Proceeds from Common Shares to be Issued	400,000	250,000
Proceeds from Issuance of Common Stock	206,000	—
Net Cash Provided by Financing Activities of Continuing Operations	1,039,960	757,344

Net Decrease in Cash	(138,660)	(26,692)

Cash at Beginning of Year	170,744	54,978
Cash at End of Period	$32,084	$28,286

Supplemental Disclosure of Cash Flows:

The Company paid interest of $25,158 and $11,247 during the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company did not pay taxes in the 2013 and 2012.

The Company issued 32,841,330 common shares to acquire four subsidiaries during the nine months ended September 30, 2012.

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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
SEPTEMBER 30, 2013 AND 2012

EEP Limited was incorporated under the laws of Hong Kong, China on March 23, 2009. EEPL was organized to market and distribute products and equipment that are environmentally friendly and energy-efficient in China.

The results of CCRE and its subsidiaries’ operations are presented as discontinued operations and prior period amounts have been recast for discontinued operations.

(C)

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of LV, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US. For the periods presented, GGIA did not have any business transactions recorded. All significant intercompany accounts and transactions have been eliminated.

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no allowance for doubtful accounts provided as of September 30, 2013 and 2012.

(H)

Long-Lived Assets

In accordance with the ASC 360-10, “Property, Plant, And Equipment” , the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value. The Company did not experience any impairment losses on its long-lived assets during the nine months ended September 30, 2013 and 2012.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

(I)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. In accordance with ASC 350-20, “Intangibles - Goodwill and Other”, goodwill is not amortized, but is evaluated annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company determined that no impairment of goodwill was incurred for the nine months ended September 30, 2013 and 2012.

 (J)

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

(K)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of September 30, 2013 and 2012, there were no common share equivalents outstanding.

(L)

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

(M)

Property and Equipment

The Company values its property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three to seven-year life for various office equipment.

(N)

Business Segments

The Company has determined that it has two reporting segments for management purposes. One segment is property and facility management and services; the second is real estate investment and development.

(O)

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

(P)

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
SEPTEMBER 30, 2013 AND 2012

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

In addition, 946,330 shares were issued to a board member as compensation for completing the transaction.

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

Stock Purchase Agreement - under the terms and conditions of this agreement, LV acquired 1,100 of the total 1,223 shares of issued and outstanding voting common stock of ICMS-Canada from Mr. David Edwards for a cash purchase price of US$250,000.

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
SEPTEMBER 30, 2013 AND 2012

The acquisitions allow LV to diversify its business from marketing and distributing energy-saving products in China into the acquisition, development and operation of senior housing communities in North America.

Management believes that the benefit derived from the acquisitions in the form of goodwill will be fully recoverable over the future periods of operations.

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013, property, plant, and equipment consisted of the following:

		Estimated Useful Life
Office Equipment	$54,350	3-7 years
Less: Accumulated Depreciation	34,594
	$19,756

Depreciation and amortization expense was $5,253 and $771 for the periods ended September 30, 2013 and 2012, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

LINES OF CREDIT

Lines of Credit payable as of September 30, 2013 consisted of:

United Midwest Savings Bank	$46,217
CNL Bank	245,334
$291,551

The United Midwest Savings Bank line of credit bears interest at the rate of 2.5% over the bank prime rate (currently 3.25%) but with a floor of 6.0%. The line of credit is personally guaranteed by a principal of the Company and is a demand instrument shown on the consolidated balance sheet as a current liability.

The CNL Bank line of credit is a demand instrument providing up to $250,000 of available credit.  It bears interest at the rate of 7.0% and is personally guaranteed by a principal of the Company as well as its subsidiary, CCEB.

NOTE 5.

NOTES PAYABLE

As part of the terms in the sale of assets agreement discussed in NOTE 1 (B) above, LV agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%. Under the terms of the note, LV shall pay the accrued interest yearly and repay the principal of the note on June 15, 2015.

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of September 30, 2013 amounted to $43,062 and that by ICMS-US to $38,818.

NOTE 6.

RELATED PARTY TRANSACTIONS

In September 2012 and through September 2013, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs.  As of September 30, 2013 and September 30, 2012 the balance of the notes totaled $735,877 and $470,822 respectively.   The notes to bear interest at the rate of 5% and are due one year from the date issued.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs and amounted to $138,025 at September 30, 2013 and $84,266 as of September 30, 2012.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of September 30, 2013 and September 30, 2012 the company owed to this former subsidiary $242,786.  Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

On July 11, 2013, the Company closed a Purchase and Sale Agreement (the “Agreement”) with Richard A. Asta, the Company’s CEO, the Company’s Chairman of the Board and other shareholders of the Company along with third parties (the Buyers). The Buyers purchased one hundred percent (100%) of the Membership interests of the Company’s 100% subsidiary, CommerCenters, LLC and 100% of the membership interests of the Company’s 50% owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC. Pursuant to the terms of the agreement the Company received cash of $59,260, a short term promissory note of $22,222 and accounts receivable of $18,518 and a pledge by the buyer to pay the Company $125,410 at a future date in consideration of the Company’s assumption of certain liabilities.

The Company reported a loss in third quarter of 2013 from the sale of the above CommerCenters, LLC and CommerCenters EB5 Regional Center Investments LLC in the amount of $263,452.  The loss includes $489,708 in Goodwill that was written off upon sale of said entities.

NOTE 7.

STOCKHOLDERS’ EQUITY

In March 2012 (and as later amended), the Board authorized a private placement offering of up to 24,000,000 shares at a price of $0.25 per share. Through September 30, 2013, the Company issued 3,524,000 shares under this offering, of which 1,324,000 shares were issued during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 the Company issued 300,000 common shares to employees as stock compensation.

In addition, in 2012 the Company issued 32,841,330 shares in connection with business acquisitions. (See NOTE 2).

NOTE 8.

STOCK TO BE ISSUED

In the third quarter 2013 the Company entered into an operating agreement with real estate developers. Pursuant to the terms of the operating agreement the Company will search for land, equity and financing suitable for the development of Senior Housing communities.  The parties formed LivingVentures Consortium Group One, LLC a Florida limited liability company.  Pursuant to the terms of the agreement, each real estate developer entered into a subscription agreement requiring each to purchase 1,200,000 common shares of the Company for $300,000.  As of September 30, 2013, the Company received $400,000 from the developers, and the shares are pending issuance.  Accordingly, the shareholders equity section of the Company’s balance sheet includes a $200,000 subscription receivable balance and a $600,000 stock to be issued balance.

NOTE 9.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of September 30, 2013, the Company has provided a 100% reserve against any potential future tax benefits due to the uncertainty of their future realization.

The Company and/or its subsidiaries are subject to federal, state and foreign income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Generally, the Company intends to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries outside the U.S. As a result, the Company has not provided for U.S. income taxes on undistributed foreign earnings at September 30, 2013. At this time, the Company intends to permanently reinvest these earnings in the future growth of its foreign businesses.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 10.

EARNINGS (LOSS) PER SHARE

As there are no common shares equivalents outstanding, the calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Therefore, both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 60,651,967 and 36,966,147 outstanding as of September 30, 2013 and 2012, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ending September 30
	2013	2012	2013	2012
Revenue from External Customers:
Property and Facility Management	$101,851	$141,617	$450,809	$—
Real Estate	17,000	580	17,000	580
Total	$118,851	$142,197	467,809	142,197
Interest Expense:
Property and Facility Management	$1,836	$177	$6,811	177
Real Estate	4,332	13,015	13,692	18,115
Total	$6,168	13,192	20,503	18,292
Depreciation and Amortization:
Property and Facility Management	$1,249	$—	4,042	—
Real Estate	327	231	1,211	771
Total	$1,576	$231	$5,253	$771

NOTE 12.

DISCONTINUED OPERATIONS

See Note 1. (B) for a discussion of the Company’s discontinued operations. The operations of the discontinued business of CCRE and subsidiaries, presented for the period ended September 30, 2012, are summarized as follows:

Revenue	$2,112,909
Cost of Revenue	(1,984,830)
Gross Profit	128,079
Operating Expenses	(261,563)
Loss from Operations	(133,484)
Interest Expense, Net	(58,774)
Net Loss	$(192,258)

NOTE 13.

GOING CONCERN

The Company sustained an accumulated net loss of $3,817,270 for the period from December 17, 1999 (inception) to September 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 14.

SUBSEQUENT EVENT

On November 7, 2013, the Company entered into an indemnification agreement with a newly appointed member of the Board of Directors.  Pursuant to the terms of the agreement the Company will indemnify the board member for any expenses (including attorney fees) actually and reasonably incurred by the board member in connection with any litigation or actions brought against the board member in his capacity as a member of the Company’s board.  The Company’s obligation to indemnify the board member is subject to certain conditions specified in the indemnification agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and History

The Company is a smaller reporting Company as described by the Rules of the Securities and Exchange Commission Regulations. For a further disclosure of the Company and its operations see Note 1 of the financial statements for the period ended September 30, 2013 included in this quarterly report on Form 10-Q as well as the Company’s annual reports on Form 10-K and 10-K/A for the year ended December 31, 2012.

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

With the completion of the integration of ICMS into the Company, the activities of CC have been largely assumed by LivingVentures Development.  In addition, the Company has developed relationships with several new financing sources since its acquisition.  Accordingly, the Board of Directors has decided to sell its interest in Orlando EB5 Investments and its manager, CommerCenters, LLC.  In July 2013, the Company sold these entities to certain related parties and others as noted below.  For further details see the information filed with Form 8-K on July 17, 2013.

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

As the sale of CCRE was concluded on June 15, 2012, the operations of the energy efficient segment was completely discontinued in the second quarter ended June 30, 2012. Overall, this discontinued business segment generated revenues of $2,112,909 from the distribution of the products during 2012 until it was closed. The corresponding cost of sales amounted to $1,984,830, or 93.9% of the total sales.  Additionally during the aforementioned period CCRE incurred operating expenses of $261,563 and interest expense of $58,774.   Its financial position and results of its operations in the corresponding 2012 period reflected herein have been treated as discontinued operations.

Asset Sale - CommerCenters, LLC

On July 11, 2013, the Company closed a Purchase and Sale Agreement (the “Agreement”) with Richard A. Asta, the Company’s CEO, the Company’s Chairman of the Board and other shareholders of the Company along with third parties (the Buyers). The Buyers purchased one hundred percent (100%) of the Membership interests of the Company’s 100% subsidiary, CommerCenters, LLC and 100% of the membership interests of the Company’s 50% owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC.  Pursuant to the terms of the agreement the Company received cash of $59,260, a short term promissory note of $22,222 and accounts receivable of $18,518 and a pledge by the buyer to pay the Company $125,410 at a future date in consideration of the Company’s assumption of certain liabilities.

The Company reported a loss in third quarter of 2013 from the sale of the above CommerCenters, LLC and CommerCenters EB5 Regional Center Investments LLC in the amount of $263,452.  The loss includes $489,708 in Goodwill that was written off upon sale of said entities.

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

To this end, the Company’s strategy is to partner with capital providers to acquire properties and then manage or lease the businesses for or from the acquirer. The capital providers will likely be real estate investment trusts or private equity funds. Regarding its acquisition strategy, LV is presently pursuing approximately 10 properties in the short-term, with a real estate investment trust capital partner. The properties are located in Florida, U.S.A. and parts of Canada. The Company hopes to have several of these targeted opportunities under contract in the fourth quarter of 2013.

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

Results of Operations

For the three months and nine months ended September 30, 2013, the Company sustained a net loss of $728,473 and $1,695,620 respectively, compared to a net loss of $119,332 and $1,423,096 for the comparable periods in 2012.

During the three months and nine months ended September 30, 2013 net revenues were $118,851 and $467,809 compared to $142,197 and $142,197 for the comparable periods in 2012. The increase in sales for the three months and nine months ended September 30, 2013 is attributed to the acquisitions made by the Company in late 2012. Revenue from our real estate division for the three months and nine months ended September 30, 2013 totaled $17,000. All other revenues were from the Company’s property and facility management division in the amount of $101,851.

The total operating expenses for the three and nine months ended September 30, 2013 were $566,135 and $1,804,464 compared to $244,496 and $602,655 for the corresponding period in 2012. The change reflects the incorporation of the operating expenses of the senior housing management companies acquired in late 2012. Total operating expenses in the areas of professional fees, general and administrative expense and salary expense for the three and nine months ended September 30, 2013, rose due to increased staffing, acquisition expenses, public company costs and office expansion. The largest increase was in salary expense, which grew to $1,065,518 during the current period, as compared with only $220,880 in 2012. The staff required in the senior housing management division represents the most important factor.

During the three and nine months ended September 30, 2013 professional fees were $24,410 and $174,534 compared to $34,335 and $162,845 in the same period of 2012. Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business. The increase in professional fees for the nine months ended September 30, 2013, reflected the increased cost of compliance and legal fees in 2012 associated with our organizational changes.

Our general and administrative expenses for the three months and nine months ended September 30, 2013, were $172,490 and $564,412 respectfully and $80,974 and $219,010 for the three months and nine months ended September 30, 2012 respectfully. The increases reflected our heightened activity level attributed to the business combinations. Our general and administrative expenses consisted of ordinary business expenses, including bank charges, rent, travel and entertainment related to business development and capital-raising, as well as certain advertising expenses.

For the remainder of 2013, we anticipate increases in both salary expense and general and administrative expenses as we continue to implement our business model, focused on growing our senior housing management and consulting businesses. However, we shall maintain our rationalization effort in controlling our expenses to remain as efficient as possible in light of our financial resources.

Liquidity and Capital Resources

As of September 30, 2013, we had a deficit in working capital of $1,506,999 as compared to a deficit of $1,174,052 at December 31, 2012. The negative change of $332,947 in working capital mainly reflects the net loss of $1,205,912 we sustained in the operations for the nine months ended September 30, 2013, partially offset by new capital invested or secured during the period. The change in working capital was comprised of a decrease in cash balances of $138,660, an increase in accounts receivable of $232,324, decreases in various deposits and deferred charges of $118,756, and increases in lines of credit and notes payable of $180,201, an increase in advances from shareholders of $53,759, and increases in accounts payable and accrued expenses of $73,895.

Net cash used in operating activities for the nine months ended September 30, 2013 increased to $1,224,592, as compared to $784,036 for the same period ended in 2012.

Net cash provided by investing activities for the nine months ended September 30, 2013 increased to $45,972 as compared to zero for the same period 2012.  The increase consists of $59,260 of proceeds from sale of subsidiaries less $13,288 used for purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,039,960 (largely represented by issuance of shares and related party loans) as compared with $757,344 (principally representing various debt financing) for the nine months ended September 30, 2012.

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
Date: November 14, 2013