Form 10-K
period 2013-12-31
LivingVentures, Inc.
filed 2014-04-15
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal year: $4,295,609.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  63,645,330 shares of common stock are issued and outstanding as of April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

AVAILABLE INFORMATION

Our principal executive offices are located at 9681 Gladiolus Drive, Suite 211, Fort Myers, FL 33908, and our telephone number at this location is (239) 437-0022. We file annual, quarterly and other reports and other information with the Securities and Exchange Commission. You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

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

The company was initially incorporated as a clean energy consultant providing advisory services to new projects in China. In addition to providing consultancy and advisory services, the company acquired a company that was formulating, marketing and distributing energy efficient and PC/ABS substitutable resin products in China.

Also during this period, management of LV developed an Asian capital markets strategy. On July 6, 2010, the Company formed a 100% subsidiary, now called GGI (Asia) Limited (“GGIA”). GGIA built critical strategic relationships in the Asian capital markets, which in turn was to provide funding under the U.S. EB-5 Visa Program, discussed more fully below. Management dissolved GGIA in December 2013. GGIA did not have any operations in 2012 and 2013.

In 2012, after an analysis of the company’s business and in line with the intent of the Board to focus on North American growth opportunities, the Company identified the growing senior population as an interesting potential sector for investment.

As part of its effort to re-focus the Company’s business, on March 5, 2012, LV entered into a Membership Interest and Share Exchange Agreement (the “Agreement”) by and between the Company, Allen Tat Yan Huie (“Huie”), the Allen Huie Family Trust (“Huie Trust”), CommerCenters, LLC, a Florida limited liability company (“CC”) and certain other individuals listed on Exhibit “A” of the Agreement (collectively, the “Members”), whereby the Members each agreed to assign their units in CC in exchange for a number of shares of common stock in the Company as more specifically set forth in the Agreement. For further details, see the Agreement filed with the Form 8-K on March 6, 2012 and the amendments filed on March 21, 2012 and May 9, 2012.

CC was a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida. CC also owned 50% of CommerCenters EB5 Regional Center Investments, LLC (“CCEB”) d/b/a Orlando EB5 Investments, which was formed to operate as a Regional Center through the U.S. Citizenship and Immigration Service’s EB-5 Program. The acquisition was designed to provide the company with both real estate development expertise and access to low cost EB5 funding for senior housing projects in the US.  To allow the Company to focus its commitment to building a senior housing business the Company sold this entity on July 11, 2013 as more fully explained in NOTE 8 to the financial statements.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida limited liability company formed in 2009 as a 50%-owned subsidiary of CC. Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program.  The Company sold this entity on July 11, 2013 as more fully explained in NOTE 8 to the financial statements.

 To further shift in strategy to North American senior housing, the Company acquired a 90% interest in International Care Management Services (2040177 Ontario Ltd.), an Ontario, Canada corporation and International Care Management Services Ltd. Inc., a Washington, USA corporation, both effective September 1, 2012 (collectively “ICMS”).

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

In February 2013, the Company’s name was changed to LivingVentures, Inc. which was approved by FINRA and its trading symbol was changed to “LIVV”. This change followed the restructuring of the Company and its change in focus after the business acquisitions it made in 2012.

In July 2013 the Company closed the office in Orlando and the head office was moved to Fort Myers, FL. providing overhead synergies and reducing salaries. In September 2013 the Company appointed Dave Edwards as CEO and Joseph Bickley as Chief Financial Officer of the Company. Shortly thereafter, Dave Edwards was appointed to the Board of Directors. In November 2013, Steven Morton, a senior housing veteran, was appointed to the Board of Directors.

Organization

After the above described events, the Company now has the following legal structure and organization:

LivingVentures, Inc. ("LV") is the parent company and its name is closely aligned with its mission as a leading senior housing management business.

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

LV and its subsidiaries, LVM, LVD, ICMS-Canada, and ICMS-US, are herein referred to as the “Company”.

LivingVentures Senior Housing Business

LV is a publicly-traded, Florida based company, focused on the acquisition, development and operation of senior housing communities.

With more than 10,000 Americans turning 65 every day, the so-called “graying of America” is creating a growing void in the supply of quality Assisted Living and Memory Care facilities. The “Baby Boom” generation is discerning and demanding and the majority of existing supply will not meet their needs. Living Ventures has a unique management philosophy where the major emphasis is on Resident Satisfaction and Happiness. Management believes the opportunity to brand and differentiate Living Ventures under this “service based” model is significant.

The management team has been active in the Senior Housing industry for over 25 years and has managed between them over 15,000 units. Their experience includes acquiring, building and managing multiple large portfolios of Senior Living properties for companies such as London Life Insurance Company and BayBridge, an investee of the Ontario Teacher’s Pension Fund and Atria Communities. This experience has allowed the team to develop a unique strategy, management systems and operating procedures that differentiate Living Ventures from the competition. The Senior Team has many and diverse relationships in real estate, senior housing and finance industries with access to “off market “portfolios, development opportunities and sources of capital.

In the short term the Company plans to focus on opportunities where it does not have to invest its own capital and in the longer term plans to consider investing directly into individual projects, JV’s and strategic acquisitions. The Company generates revenue by entering into Management and Consulting arrangements whereby the Company earns project fees on new developments and recurring revenue from management of these new projects and other existing properties, while working with land owners, developers, equity investors and general contractors to develop new Senior Housing and Memory Care Facilities. Living Ventures expects to earn fees and in some cases, a “Carried Interest” in the equity returns of the project. Living Ventures also plans to enter into long term Leases of existing properties owned or acquired by third parties where LV would own the business. In the case of a lease arrangement, the properties typically generate positive cash flow immediately.

The company is building a brand under the name “LivingVentures” and increasing the number of properties and development projects where it is providing management and consulting services. The Company provides a variety of services to development projects including: site selection; due diligence; feasibility and market studies; building design consultation; human resources consultation; pre-opening and on-going marketing services.

The Company’s strategy is to identify development and acquisition opportunities and to partner with capital providers and developers to acquire or build the facilities. The Company plans to earn fees from the development and then provide long term day to day management of the facilities. In the long run, the company plans to invest in facilities for its own account.

Market Outlook

Several factors are driving the growth in the demand for new senior housing including the greying of the baby boomers and the aging of a large portion of the existing supply. Management believes there is a distinct advantage in the market by having newly developed seniors housing projects with modern amenities when compared to older properties.

As of June 2012, there were 2.9 million senior housing units in slightly less than 22,100 senior housing and care properties in the United States representing a total US capital investment between $250 and $270 billion. The 65+ age group is projected to increase from 13% of the US population in 2010 to 19.3% in 2030, doubling in size to 88.5 million. Increased demand and limited supply have caused occupancy rates to rise for seven consecutive quarters to 88.2% by the end of 2011 according to the National Investment Center for the Seniors Housing and Care Industry.

Cap rates for properties that include dementia units are in the 7 - 9% range. Assisted Living occupancies are expected to rise to 90% in 2014 with rents increasing to an average of $3,600 per unit per month. The 17th Annual Plan Sponsor Survey conducted by Institutional Real Estate Inc., ranked seniors housing as the most attractive commercial real estate property type for new investment in 2013. The increased interest among institutional investors in seniors housing is the result of increased transparency, demonstrated resiliency during the Recession, the burgeoning demographics, and the continued market recovery.

A large portion of the existing inventory of senior housing is more than 20 years old and does not have the modern amenities many seniors are looking for. There are several large players in the market such as Brookdale Senior Living, Emeritus Senior Living, and Sunrise Senior Care. Facilities are differentiated by age of the facility, management ability and philosophy, resident engagement and location.

Growth in the senior housing market is therefore poised to increase for many reasons. Long-term demographic trends will drive demand for seniors housing and that demand is growing as the population ages. Senior housing investments are increasingly becoming mainstream and are no longer just a niche product. This is an opportunistic commercial real estate category that should continue to grow given the current market conditions.

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

Competition

Despite the limited new supply of senior housing units currently coming into the market, it is expected that over the longer term, there will be increasing competition from existing and new entrants into the industry. The Company plans to compete to manage communities owned by others based upon our experience in providing the highest quality care, our reputation and our industry relationships.

When the Company opens new facilities it has developed, these communities will compete with other senior housing providers based upon location, physical appearance, management philosophy, services offered and pricing.

LV plans to compete with other management companies, including large national ones. The Company plans grow the number of units under management through signing new third party management contracts and by being the sponsor for the development, construction and consequently the management of new projects. The senior housing management sector is dominated by several large national providers but the bulk of the business is highly fractured creating opportunities to grow the Company’s business by acquisition. It is estimated that there are less than 50 companies in the U.S. that manage at least 2,000 units.

Employees

As of April 9, 2014, LV had nine full time employees of which four are senior executives, three are in operations management, sales and marketing, and two in general administration. Five employees are based in the U.S. and three in Canada. Employee relations are strong in all offices of LV.

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

We began operations in April 2006 and our initial activities were limited to the development of our business model and raising the initial capital to fund our early stage operations. Our operating results in future periods will include significant expenses, including marketing costs and administrative and general overhead expenses, which we will incur as we implement our business model, as well as increased legal and accounting fees we will incur as a public company and there are no assurances we will generate any revenues in future periods. As a result, unless we are able to generate enough recurring revenue to fund our operating expenses we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and provide successful services to our client companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. OUR FINANCIAL CONDITION HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of losses and an accumulated deficit of $4,613,874 as of December 31, 2013.

Our working capital was in a deficit of $1,851,848 at December 31, 2013, which is attributable to the net loss we sustained from operations. We cannot provide any assurance, however, that we will have sufficient working capital to pay our operating expenses until such time, if ever, that we generate recurring revenues in an amount sufficient to fund our company. If we are unable to fund our operating expenses, it is possible that we would be unable to continue as a going concern in which event you could lose your entire investment in our company.

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

Small businesses which lack a liquid public market for their securities can face significant difficulties in their efforts to raise equity capital. To date the Company has relied large shareholders, management and their relationships to raise the capital needed to fund operations. While there is no indication that will end, there can be no assurance that we will be successful utilizing these existing sources in future. The Company could be required to engage a broker-dealer to assist us in our capital raising efforts but there can be no assurance that the terms of financings offered by a broker-dealer will be favorable to existing shareholders. There can be no assurance that the Company will have access to the funds needed to execute the business plan.

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

THE LACK OF AN INDEPENDENT INTERNAL CONTROL AUDIT MAY HAVE NEGATIVE IMPACTS ON INVESTORS’ CONFIDENCE; HENCE, HAMPER THE ABILITY TO RAISE CAPITAL.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring issuers to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We have not included a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting in our annual report of December 31, 2013 pursuant to rule 33-9142 that permanently exempts registrants that are neither accelerated nor large accelerated filers as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 from Section 404(b) internal control audit requirement. The lack of an independent internal control audit may lead some investors and others to lose confidence in the reliability of our financial statements; hence, our ability to obtain financing as needed could suffer.

YOU MAY FIND IT EXTREMELY DIFFICULT TO RESELL OUR SHARES. EVEN IF A PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE BE ENOUGH LIQUIDITY IN OUR COMMON STOCK TO SELL YOUR SHARES.

While our common stock is quoted on the OTC Bulletin Board, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will be established. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased. In addition, the OTC Bulletin Board and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms. Accordingly, an investment in our company is suitable only for persons who have no need for liquidity in the investment, and can afford to hold unregistered securities for an indefinite period of time.

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

ITEM 2.

PROPERTIES.

Our principal executive office is located at 9681 Gladiolus Drive, Suite 211, Fort Myers, Florida.  Additionally, ICMS Canada has a small office in Burlington, Ontario, Canada.  Combined square footage of both offices is approximately 4,648 square feet. LV does not anticipate any difficulties in securing adequate office space.

LV does not presently hold any investments or interest in real estate, investments in real estate mortgages or securities of real estate entities.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings and has no other matters to report herein.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Through Fiscal 2013:
November 14, 2009 (commencement of quotation) through December 31, 2013	$0.50	$0.015

The last sale price of our common stock that occurred in 2013 was on December 3, 2013 at a price of $.20 as reported on the OTCBB.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Business

As discussed above, LV is seeking to grow our business in the senior housing sector in four ways: 1) by organically increasing its number of units under management; 2) through partnering with proven developers to build new facilities where LV will be the manager, provide consulting services and earn a portion of the increase in property value; 3) by entering into long term lease agreements of senior housing facilities where LV will be the owner/operator of the business and 4) through acting as the sponsor for the acquisition of new communities where capital is provided by third parties and LV becomes the manager.

LV manages and provides services to facilities in Ontario, Canada and in Florida. Additional projects under consideration are in Arizona and Indiana.

LV is working with six established developers on 13 different senior housing projects. These projects are typically owned by separate equity investors and will all be managed by LV once completed. In addition, LV will earn fees for feasibility studies, market analysis, building design and monitoring, pre-marketing. In some cases LV will earn a portion of the development fee and an equity carry in the IRR above a minimum IRR threshold.

Operational Challenges

LV has shifted its operating focus away from non-senior housing areas and has disposed of any non-core assets and personnel. During this transitionary period, the company has been operating with a working capital deficiency and negative cash flow. Management has made significant progress in achieving the operational goals that were set for the transition including the closing of the office in Orlando providing overhead synergies and reducing salaries and the execution of the business plan whereby the company earns recurring fees. One of the main goals of this transitionary period was to focus on generating positive cash flow from operations. To that end, the company has many ongoing projects, in various stages, which will, if they go forward, generate significant cash flow to cover all operating and overhead costs.

The company has been funding its cash flow deficiency through a combination of selling non-core assets and by raising equity and debt from both insiders and arm’s length investors. It is expected that funds from these sources will continue to be available to the company until such a time as the funds are no longer needed. In addition, the company continues to pursue outside capital and is seeking up to $2 million of new equity capital and a new operating line of credit.

We remain reasonably optimistic about our prospects, but cannot be sure that we will be successful in raising all of the necessary working capital needed. As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For the year 2013 the Company sustained a net loss of $2,505,685, compared to a net loss of $1,897,200 for 2012, an increase of $608,485.

Total revenues for 2013 were $554,181, compared to $393,580, representing an increase of $160,601 for 2012.  The increase in revenues is from the real estate development division and from the facility management division.

Total operating expenses for 2013 were $2,446,291, compared to $1,227,204, representing an increase of $1,219,087 compared to 2012. Operating expenses include professional fees (which include legal, accounting, and consulting fees), salary expense, and general and administrative expenses.

Professional fees for 2013 were $218,082, compared to $358,705, representing a decrease of $140,623 compared to 2012. In 2012 the amount was higher mainly due to expenditures associated with the organizational changes, capital raising efforts, and related compliance fulfillment.

Salary expense for 2013 amounted to $1,452,586, compared to $438,333, representing an increase of $1,014,253, compared to 2012. This is attributed to the operative and administrative staff deployed in the property management operations and salaries related to the property development business.

General and administrative expense for 2013 was $775,623, compared to $430,166, representing an increase of $345,457, compared to 2012. The increase is due to increased activity levels demanded by the new business operations for travel, consulting fees, insurance, marketing and general expenses.

Liquidity and Capital Resources

At December 31, 2013, the Company had a working capital deficit of $1,851,848 as compared to a working capital deficit of $1,299,052 at December 31, 2012. Principal liquidity changes in our balance sheet at December 31, 2013 from December 31, 2012 include:

•

A decrease of $423,545 in total current assets related to a cash decrease of $46,302, accounts receivable decreased by $40,562, deferred charges were down by $71,819, and deposits and other assets decreased by $264,862. The change was mainly due to expensing of deferred charges and project costs for potential development.

•

An increase of $129,251 in total current liabilities comprised of a decrease in lines of credit of $129,129, a decrease in accounts payable – shares to be issued $125,000, an increase in notes payable to unrelated parties by $143,618, an increase in notes payable to related parties of $65,000, an increase in shareholder advances of $46,012 and an increase in accounts payable, and accrued expenses of $128,750.  The net increase of $129,251 was used by the Company to cover its working capital needs.

Net cash used in operating activities for 2013 was $1,644,375 as compared to $1,361,760 for 2012.  The decrease in cash used in operating activities was primarily attributable to the increase in net loss compared to 2012.

Net cash provided in investing activities for 2013 was $225,410, which represented proceeds from the sale of subsidiaries.  In 2012 net cash of $4,041 was used in investing activities to purchase fixed assets.

Net cash provided by financing activities for 2013 was $1,381,501, which primarily resulted from proceeds of $1,006,000 from the sale of common stock and net proceeds from borrowings of $375,501. In 2012 net cash provided by financing activities was $2,313,669 which was primarily attributable to proceeds from common stock of $475,000 and net borrowings of $1,838,669.

Employees

LV has nine full time employees of which four are senior executives, three are in operations management, sales and marketing, and two in general administration. Five employees are based in the U.S. and three in Canada.

Miscellaneous

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs other than preliminary feasibility studies on potential facility locations.

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

Management’s Report on Internal Controls Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and/or members of our Board of Directors:

Name	Age	Position
Allen Huie	58	Director
Geoff Hampson	56	Corporate Secretary, Executive Chairman, Director
Dave Edwards	71	President and CEO, Director
George Livingston	78	Director
Stephen Morton	57	Director
Jeff Edwards	40	COO
Joseph Bickley	62	CFO

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

Dave Edwards. Mr. Edwards’ is educated in accounting and health care administration. During the past 30 years, Mr. Edwards has held several senior management and executive positions. In his current capacity, Mr. Edwards oversees all aspects of the business and has primary responsibility for business development.

Prior to establishing International Care Management Services, Inc in 1996, Mr. Edwards was Executive Vice President of International Care Corporation and President of International Care Services Limited, one of Canada's largest retirement home operators. During this period, Mr. Edwards' responsibilities included overseeing 17 retirement and assisted living facilities as well as the management of many third party facilities across Canada. In addition, he was responsible for overseeing the operational finances, human resources, marketing, and business development for International Care. During his tenure, the company grew from a start-up operation to a position of success and was eventually sold for $400 million.

Prior to 1988, Mr. Edwards was Executive Director of various health care organizations including hospitals, homes for the aged and nursing homes. In addition, Mr. Edwards has been both chairman and a member of many hospital boards and committees, regional health councils and non-profit organizations. He has also been a past preceptor for the Canadian Hospital Association of Long Term Care Organization and Management and was the former International Vice President for the National Association for Senior Living Industry Executives.

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

Mr. Livingston’s industry recognitions include multiple sales and production awards. He was also voted the Most Influential Commercial Real Estate Business Man in Orlando, and has been awarded Lifetime Achievement Awards by NAIOP and the Central Florida Commercial Association of Realtors.

Stephen Morton. Mr. Morton has more than thirty years of experience building, leading, and managing successful senior living and care companies.  He is a passionate advocate for better senior health and a noted leader in the field of memory care and care management.

Most recently, Mr. Morton led a one-year turnaround project prior to sale as the CEO of Bell Senior Living.  Headquartered in Greensboro, NC with facilities across the southeast, Bell Senior Living operates 32 facilities and serves more than 3,000 residents.  During his tenure at Bell, Mr. Morton helped improve operational efficiency, rate structures, and resident occupancy, which enhanced operating margins and the overall value of the portfolio, which was purchased by Five Star Senior Living.

Prior to Bell Senior Living, Mr. Morton was Co-founder, President and COO of Southern Assisted Living, Inc. (“SALI”), where he raised $45M in venture capital and $165M in debt financing.  Located in Chapel Hill, NC, SALI became the largest provider of assisted living services in the state of North Carolina and one of the top twenty assisted living providers in the nation.  SALI operated 41 communities in the Carolinas and Virginia that served more than 3,200 residents.  Approximately half of the locations also contained “Discovery Programs” for memory-impaired residents that were recognized by the Alzheimer’s Association for their innovative approach to memory care.  SALI had an excellent national reputation, distinguished for excellent customer service, resident care, and safety, a creative and vibrant culture, a strong emphasis on training, and leadership in the area of innovation in resident care, especially memory care.

As President and COO, Mr. Morton was responsible for all day to day operations of the company and assisted and directed rapid growth and the timely execution of SALI acquisitions. In his role as President/COO, he had primary responsibility for all company resident care operations as well as sales and marketing, human resources, and information technology.  Along with Mr. Chris Hollister, Mr. Morton conceived and developed all SALI development and operating models, policies and procedures.  In 2003, Mr. Morton took the lead in a strategic reassessment of the company’s marketing and sales effort which led to a major overhaul of this area of the company and groundbreaking state-wide advertising campaign that led to significant revenue enhancements, dramatically increasing the value of the company.    Mr. Morton also led a comprehensive operational reorganization of the company in 2004.

In April 2006, SALI was sold to Brookdale Senior Living (BKD) for $275M in an all-cash transaction, and the 41 SALI communities remain some of the best performing in Brookdale’s portfolio of 650 communities.  Since April 2006, Mr. Morton has served as a mentor, board member, and angel investor in a range of companies in health and senior care technology and services, senior living, technology, real estate, and hospitality, and he frequently advises the nation’s largest senior and independent living and financing companies on a consulting basis.  He is actively pursuing new investment opportunities and has been active in several attempts to acquire senior living facilities.  Mr. Morton is also active in the community, having served as the Chairman of Big Brothers Big Sisters of the Triangle and he and his wife, Lori, founded Gods Bounty LLC, a foundation designed to offer financial and mentoring support to those in need.

Prior to founding SALI, Mr. Morton held senior leadership positions at many of the nation’s largest assisted living companies, including Emeritus, Standish Care, Angeles Housing, & American Senior Inns.  Mr. Morton also participated in the founding of the Independent Living Club of America, an innovative CCRC-without-walls concept, in 1992.

Mr. Morton continues to be a frequent speaker at regional and national conferences and has been a leader and active participant in the Assisted Living Federation of America, American Senior Housing Association, Alzheimer’s Association, LTC 100, and the North Carolina Assisted Living Association, and also teaches at the Ericson School for Senior Living.

Mr. Morton has been married for 23 years to his wife Lori.  They have three children, Ian, Corie and Arick along with four grandchildren Ryan, Nathan, Keegan and Raleigh.  Mr. Morton earned a BS in Economics from the University of California at Irvine with a special emphasis in Finance, Marketing and Public Relations.

Jeff Edwards. Mr. Edwards’ career in the retirement industry has spanned the past 23 years in many capacities which has led him to be a leader in operations today. He strives to ensure that the needs and wants of his residents and employees are met while maintaining financial accountability to our clients. Jeff is well educated and well-versed in all aspects of retirement living today. His past experiences have included construction management, project management and on site General Manager, Regional Director and Vice President roles. In addition, Jeff has held positions as both Director and Chairman of the Board of non-profit organizations, and is a graduate of Long Term Care Management.
Jeff’s comprehensive knowledge and experience has been derived by being involved in all aspects of operations including the development of new projects, turn around projects and new start-ups. Jeff has extensive knowledge of financial analysis and budgets. His enthusiasm in the philosophy of teaching his management teams has been an invaluable asset. As the Chief Operating Officer of Living Ventures and International Care Management Services his dedication to the residents, employees and clients is second to none and will lend a large part to the overall success of the organization.

Joseph Bickley. Mr. Bickley holds an MBA and is a Certified Public Accountant. He was a senior auditor with KPMG Peat Marwick and is familiar with a wide range of industries such as healthcare, banking, construction, manufacturing, hotels and others. Mr. Bickley has more than 20 years of experience in senior housing, consisting of independent living, assisted living and memory care. Mr. Bickley helped launch Park Royal Hospital and was CFO overseeing finance and accounting, housekeeping, maintenance and food services.

Mr. Bickley worked four years as VP of Finance for the start-up of Atria Communities, one of the largest senior housing companies in North America. Starting with four corporate office employees he helped grow the company from 22 communities to 110, in 26 states and 7000 employees.  He established the finance and accounting group and accompanying systems using PeopleSoft. Hired, trained and developed 27 staff members in the accounting and finance group. Mr. Bickley wrote accounting policy and procedures, participated in the separate mergers of three companies raising $500 Million in the first year of operation after going public. Oversaw and participated in SEC filings 10K, 10Q and others. He is a team player and helped increase the asset value from $140 million to $500 million. Mr. Bickley has experience in mergers, acquisitions, investor relations, tax accounting and chief architect of accounting systems.

Additionally, Mr. Bickley was Director of Finance for Hillhaven Corporation (now Kindred Heatlthcare), Retirement Housing Division for eight years. The company included 350 nursing homes and 22 retirement housing facilities including independent living, assisted living and memory care.  Mr. Bickley oversaw the finance and accounting activities for 22 retirement housing communities and seven nursing homes.

Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are at the discretion of the Board. Directors listed above with other officer titles are full-time employees of our company.

There are no family relationships among directors and executive officers except for the President and CEO, and COO who are related. In the last five years, no director, executive officer, promoter or control person of our company has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

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

Audit Committee. We have an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on November 7, 2007. The Audit Committee is presently composed of Mr. Huie and C. Geoffrey Hampson.

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

Audit Committee Financial Expert

Mr. Richard A. Asta, past CEO and CFO, is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. Mr. Asta served in this capacity through July 2013.  Subsequent to his departure the Company has not found a replacement audit committee financial expert. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

•

understands audit committee functions.

The current audit committee consists of Allen Huie, Director and Geoff Hampson, Executive Chairman, Director.

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

Compliance with Section 16(a) of the Exchange Act

Management if not aware of any transactions that occurred in 2013 that would require disclosure pursuant to section 16(a) of the Exchange Act.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013 or 2012. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total h($ (j)
Allen Huie	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Geoff Hampson	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Richard Asta	2012	75,232	0	0	0	0	0	0	75,232
	2012	88,615	0	0	0	0	0	556	89,171
Richard Hostetter	2013	55,602	0	0	0	0	0	0	55,602
	2012	73,846	0	0	0	0	0	4,274	78,120
Don Mitchell	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
George Livingston	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
C.W. Stanley Tang	2013	0	0	0	0	0	0	0	0
	2012	17,051	0	0	0	0	0	0	17,051
Daniel W. Chu	2012	0	0	0	0	0	0	0	0
	2011	41,026	0	0	0	0	0	0	41,026
Leung Tim Wong	2013	0	0	0	0	0	0	0	0
	2012	40,385	0	0	0	0	0	0	40,385
Dave Edwards	2013	234,929	0	0	0	0	0	0	234,929
	2012	67,500	0	0	0	0	0	0	67,500
Stephen Morton	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Jeff Edwards	2012	150,000	0	0	0	0	0	0	150,000
	2011	43,869	0	0	0	0	0	0	43,869
Joseph Bickley	2013	104,990	0	50,000	0	0	0	0	154,990
	2012	0	0	0	0	0	0	0	0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended December 31, 2013 or 2012, or the period ending on the date of this report.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested # (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (# (j)

Allen T Huie	0	0	0	—	—	0	—	0	—
Geoff Hampson	0	0	0	—	—	0	—	0	—
Richard Asta	0	0	0	—	—	0	—	0	—
G Richard Hostetter	0	0	0	—	—	0	—	0	—
Donald Mitchell	0	0	0	—	—	0	—	0	—
George Livingston	0	0	0	—	—	0	—	0	—
C.W. Stanley Tang	0	0	0	—	—	0	—	0	—
Dave Edwards	0	0	0	—	—	0	—	0	—
Stephen Morton	0	0	0	—	—	0	—	0	—
Jeff Edwards	0	0	0	—	—	0	—	0	—
Joseph Bickley	0	0	0	—	—	0	—	0	—

Director Compensation

The Board of Directors consists of five members: Mr. Allen Huie, Mr. Geoff Hampson, Mr. George Livingston, Mr. Dave Edwards and Mr. Stephen Morton.  The late Mr. Donald Mitchell served on the Board as the Co-Chairman since September 2011 until he passed away in March 2013. Mr. Nelson Poon and Mr. Leung Tim Wong resigned from their directorship in June 2012 and C.W. Stanley Tang resigned March 2014.  Mr. Dave Edwards became a Director in October 2013 and Mr. Stephen Morton became a Director in November 2013. None of our directors received any compensation in either 2013 or 2012 solely related to his services as a director.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. During fiscal 2013 and 2012, we did not grant any options under the plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 8, 2014, there were 63,645,330 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2014 by:

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of stock	Percentage of Class
Allen Tat Yan Huie (1)	21,794,800	34.24%
Geoff Hampson (2)	2,126,170	3.34%
Richard Asta (2)	1,974,593	3.10%
G Richard Hostetter (2)	1,974,593	3.10%
Estate of Donald Mitchell (2)	4,252,340	6.68%
George Livingston (2)	4,252,340	6.68%
C.W. Stanley Tang (1)	230,000	0.36%
Dave Edwards (2)	7,315,000	11.49%
Joseph Bickley (2)	200,000	0.31%

———————

(1)

The address for each person is Room 1901, 19/F, Beautiful Group Tower, 74-77 Connaught Road Central, Hong Kong.

(2)

The address for each person is 9681 Gladiolus, Suite 211, Fort Myers, FL 33908, USA.

No shareholder owns any options, warrants, securities convertible into shares of common stock or the right to acquire our securities as of December 31, 2013.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from Officers and Related Parties

The Company issued unsecured notes payable to three of its principals for loans made to fund an acquisition and certain operating costs. As of December 31, 2013 note balances total $785,827. The company also received shareholder advances. Please see below.

1.

The first loans of $235,000 and $225,000 were received from Mr. George Livingston, Director, on September 10, 2012 and various dates in 2013. Pursuant to the terms of the loan, the notes bear interest at 5% p.a., are unsecured, and payable on demand. The outstanding amount of the loans as of December 31, 2013 was $420,827.  These notes were transferred to Preferred Stock on March 31, 2014, See Subsequent Events NOTE 17.

2.

The second loans of $250,000 and $50,000 were received from Mr. Allen Huie, Director, on September 10, 2012 and November 18, 2013. Pursuant to the terms of the loan, the $250,000 note bears interest at 5% p.a., are unsecured, and payable on demand. The $50,000 note bears interest at 10% p.a., is unsecured, and payable on November 18, 2014.  The total outstanding amount of the loans as of December 31, 2013 was $300,000.  The $250,000 note was transferred to Preferred Stock on March 31, 2014.  See Subsequent Events NOTE 17.

3.

The third loans of $25,000 and $40,000 was received from Mr. Richard Asta, CEO, in November 2012 and March 2013 respectively.  Pursuant to the terms of the loan, the notes bear interest at 5% p.a., is unsecured, and repayable on demand. The outstanding amount of the loan as of December 31, 2013 was $65,000.

4.

The Company has outstanding shareholder advances to two stockholders and Directors totaling $130,278. The loans are non-interest bearing and payable on demand.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Leon & Co. P.A served as our independent registered public accounting firm for fiscal 2013 and 2012. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2013 and fiscal 2012.

	Fiscal 2013	Fiscal 2012

Audit Fees	$45,000	$43,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$45,000	$43,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2013 and 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Description of Document
2.3	Stock Exchange Agreement between D. Edwards and Green Global Investment Inc.(7)
2.4	Stock Purchase Agreement between D. Edwards and Green Global Investment Inc.(7)
2.5	Sale of Assets Agreement between Green Global Investment Inc., China Clean and Renewable Energy Ltd., and Power Pacific Holdings Ltd.(8)
2.6	Membership Interest and Share Exchange Agreement(9)
3.1(a)	Articles of Incorporation(1)
3.1(b)	Articles of Amendment to the Articles of Incorporation filed November 7, 2007(1)
3.2	By-Laws(1)
10.2	2007 Stock Option and Stock Award Plan(1)
10.3	Official notice of an offering of securities that is made without registration and Securities Act in reliance on an exemption provided by Regulation D and Section 4(6) under the Act(6)
10.4	Employment Agreement by and between LivingVentures and David Edwards(7)
10.5	Employment Agreement by and between LivingVentures and Jeff Edwards(7)
14.1	Code of Business Conduct and Ethics(5)
21.1	Subsidiaries of the registrant (2)
31.1	Section 302 Certificate of Executive Chairman *
31.2	Section 302 Certificate of Chief Executive Officer *
31.3	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Executive Chairman *
32.2	Section 906 Certificate of Chief Executive Officer *
32.3	Section 906 Certificate of Chief Financial Officer *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
———
(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 000-52918, filed November 19, 2007.
(2)	Incorporated by reference to the registration statement on Form S-1, SEC File No.150544, filed April 30, 2009.
(3)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 1, SEC File No.150544, filed July 7, 2009.
(4)	Incorporated by reference to the registration statement on Form S-1, Amendment No. 2, SEC File No.150544, filed August 25, 2009.
(5)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2007.
(6)	Incorporated by reference to Form D, OMB Approval No. 3235-0076, filed June 20, 2012.
(7)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on September 14, 2012.
(8)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on June 20, 2012.
(9)	Incorporated by reference from the Current Report on Form 8-K, SEC File No. 000-52918, filed on March 6, 2012.
*	filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVINGVENTURES, INC.

By: /s/ C. Geoffrey Hampson
C. Geoffrey Hampson Executive Chairman

Date: April 14, 2014

By: /s/ Dave Edwards
Dave Edwards President and CEO

Date: April 14, 2014

By: /s/ Joseph Bickley
Joseph Bickley Chief Financial Officer

Date: April 14, 2014

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LivingVentures, Inc.

We have audited the accompanying consolidated balance sheets of LivingVentures, Inc. and Subsidiaries as of December 31, 2012 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013. LivingVentures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LivingVentures, Inc. and Subsidiaries as of December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 14, 2014

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013	As of December 31, 2012

ASSETS

Current Assets
Cash	$124,442	$170,744
Accounts Receivable	20,025	60,587
Deferred Charges	19,263	91,082
Deposits and Other Assets	17,026	281,888
Total Current Assets	180,756	604,301

Other Asset
Bank in Trust	19,623	183,306

Fixed Assets, net	4,540	11,721
Goodwill	1,685,931	2,175,639

Total Assets	$1,890,850	$2,974,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$650,994	$522,244
Accounts Payable – Shares to be Issued	—	125,000
Lines of Credit	165,865	294,994
Notes Payable	306,854	163,236
Notes Payable - Related Parties	535,827	470,827
Shareholders' Advance	130,278	84,266
Amount Due to Affiliates	242,786	242,786
Total Current Liabilities	2,032,604	1,903,353
Other Liabilities
Note Payable	582,560	582,560
Notes Payable – Related	250,000	—
Trust Fund Held	19,623	183,306
Total Liabilities	2,884,787	2,669,219

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, None Issued and Outstanding	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 63,645,330 and 59,621,330 shares issued as of December 31, 2013 and December 31, 2012, respectively	63,645	59,621
Additional Paid-in Capital	3,617,747	2,615,771
Subscription Receivable	—	(200,000)
Deficit	(4,613,874)	(2,172,581)
Total Company's Stockholders' Equity	(932,482)	302,811
Non-controlling Interests	(61,455)	2,937
Total Stockholders' Equity	(993,937)	305,748

Total Liabilities and Stockholders' Equity	$1,890,850	$2,974,967

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012

Revenue	$554,181	$393,580

Cost of Revenue	(322,923)	(83,262)

Gross Profit	231,258	310,318

Operating Expenses
Professional Fees	218,082	358,705
Salary Expense	1,452,586	438,333
General and Administrative	775,623	430,166
Total Operating Expenses	2,446,291	1,227,204

Loss from Operations	(2,215,033)	(916,886)
Loss on Sale of Subsidiaries	(263,452)	—
Interest Expense	(95,170)	(37,021)

Net Loss from Continuing Operations	(2,573,655)	(953,907)

Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	—	(192,258)
Loss on Disposal of Discontinued Subsidiaries	—	(727,297)
Net Loss from Discontinued Operations	—	(919,555)

Net Loss before Provision for Income Taxes	(2,573,655)	(1,873,462)

Benefit (Provision) for Income Taxes	67,970	(23,738)

Net Loss	(2,505,685)	(1,897,200)
Net Loss, Attributable to Non-controlling Interests	64,392	56,076

Net Loss after Taxes and Non-controlling Interests	$(2,441,293)	$(1,841,124)

Net Loss Per Share - Basic and Diluted
(Loss) from Continuing Operations	(.04)	(0.02)
(Loss) from Discontinued Operations	—	(0.02)
Net (Loss) Per Share	$(.04)	$(0.04)

Weighted Average Number of Shares Outstanding During the Period
Basic and Diluted	61,001,867	47,605,480

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	Preferred Stock		Common stock						Company’s		Total
	$0.001 Par Value		$0.001 Par Value		Additional		Other		Stockholders	Non-	Stockholders
	Number of		Number of		Paid-in	Subscription	Comprehensive	Accumulated	Equity /	Controlling	Equity /
	shares	Amount	shares	Amount	Capital	Receivables	Income / (Loss)	Deficit	(Deficiency)	Interests	(Deficiency)
Balance, December 31, 2011, Consolidated	—	$—	24,580,000	$24,580	$684,483	$—	$(2,872)	$(1,485,735)	$(779,544)	$—	$(779,544)

Minority Interests in Subsidiaries at Dates of Acquisitions	—	—	—	—	—	—	—	—	—	59,013	59,013
Net Loss for the Year	—	—	—	—	—	—	—	(1,841,124)	(1,841,124)	(56,076)	(1,897,200)
Historical Losses of Disposed Subsidiary	—	—	—	—	—	—	2,872	1,154,278	1,157,150	—	1,157,150
Subscription Receivable	—	—	—	—	—	(200,000)	—	—	(200,000)	—	(200,000)
Shares Issuance in Acquiring Subsidiaries	—	—	32,841,330	32,841	1,383,488	—	—	—	1,416,329	—	1,416,329
Shares Issued for Cash	—	—	2,200,000	2,200	547,800	—	—	—	550,000	—	550,000
Balance, December 31, 2012, Consolidated	—	—	59,621,330	59,621	2,615,771	(200,000)	—	(2,172,581)	302,811	2,937	305,748

Shares Issued – Stock Liability	—	—	500,000	500	124,500	—	—	—	125,000	—	125,000
Subscriptions Receivable Proceeds	—	—	800,000	800	199,200	200,000	—	—	200,000	—	200,000
Shares Issued to Employees	—	—	300,000	300	74,700	—	—	—	75,000	—	75,000
Shares Issued for Cash	—	—	2,424,000	2,424	603,576		—	—	806,000	—	806,000
Net Loss for the Period Ended December 31, 2013	—	—	—	—	—	—	—	(2,441,293)	(2,441,293)	(64,392)	(2,505,685)

Balance, December 31, 2013, Consolidated	—	$—	63,645,330	$63,645	$3,617,747	$—	$—	$(4,613,874)	$(932,482)	$(61,455)	$(993,937)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Cash Flows from Operating Activities :
Net Loss	$(2,505,685)	$(1,897,200)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations :
Loss on Sale of Subsidiaries	263,452	—
Post-Acquisition Losses Attributable to Non-controlling Interests	—	—
Loss on Discontinued Operations	—	919,555
Stock Compensation	75,000	—
Depreciation and Amortization	7,181	6,566
Change in Operating Assets and Liabilities:
Decrease in Restricted Cash	—	—
(Increase) Decrease in Accounts Receivable	40,562	(60,587)
(Increase) Decrease in Deferred Charges	72,665	(91,082)
(Increase) Decrease in Deposits and Other Assets	264,862	(485,844)
Increase in Accounts Payable and Accrued Expenses	137,588	475,587
(Increase) in Liabilities Due to Acquisition of Subsidiaries	—	(510,588)
Decrease in Liabilities Due to Disposal of Subsidiary	—	281,833
Net Cash Used in Operating Activities of Continuing Operations	(1,644,375)	(1,361,760)

Cash Flows from Investing Activities :
Proceeds from Sale of Subsidiaries	225,410	—
Purchase of Fixed Assets	—	(4,041)
Net Cash Provided (Used) in Investing Activities of Continuing Operations	225,410	(4,041)

Cash Flows from Financing Activities :
Proceeds (Repayment) of Lines of Credit	(129,129)	294,994
Proceeds of Notes Payable	250,000	745,796
Repayment of Notes Payable	(106,382)	—
Proceeds (Repayment) of Notes Payable-Related Parties	315,000	470,827
Proceeds from Shareholders' Advances	46,012	84,266
Advances from Affiliates	—	242,786
Subscription Receivable Proceeds	200,000	(200,000)
Proceeds from Common Shares to be Issued	—	125,000
Proceeds from Issuance of Common Stock	806,000	550,000
Net Cash Provided by Financing Activities of Continuing Operations	1,381,501	2,313,669

Net Increase (Decrease) in Cash Prior to Effect of Foreign Currency Transactions	(37,464)	947,868
Foreign Currency Exchange Rate on Cash Effect	(8,838)	(19,408)

Net Decrease in Cash	(46,302)	928,460

Cash Flows From Discontinued Operations:
Net Cash (Used In) Provided by Operating Activities of Discontinued Operations	—	(758,656)

Cash at Beginning of Year	170,744	940
Cash at End of Period	$124,442	$170,744

(Continued)

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flows:

The Company paid interest of $29,357 and $24,236 in 2013 and 2012, respectively. The Company did not pay any taxes in 2013 or 2012.

The Company acquired subsidiaries during the year ended December 31, 2012 through the issuance of 32,841,330 shares of common stock.

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

LivingVentures, Inc. ("LV"), formerly known as Green Global Investments (“GGI”), was incorporated under the laws of the State of Florida on December 17, 1999. LV was originally organized to provide business services and financing to emerging growth entities involved in energy projects, and later redirected its business focus to market and to distribute energy-efficient products in China.

GGI (Asia) Limited (“GGIA”), a wholly owned subsidiary of LV, formerly known as C B Resources Limited (“CBRL”), was incorporated on July 6, 2010 under the laws of Hong Kong, China. The company was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company. Management de-registered GGIA in December 2013.

CommerCenters, LLC (“CC”) was incorporated under the laws of the State of Florida on September 6, 2007. CC is a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida. CC is a wholly owned subsidiary of LV. The Company sold this entity on July 11, 2013 as more fully explained in NOTE 8 to the financial statements.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida Limited Liability Company formed in 2009 as a 50%-owned subsidiary of CC. Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program. The EB5 program was established to act as an incentive for foreign investors to invest in business opportunities in the U.S.A. by granting the foreign investor a conditional visa upon investment, and a permanent visa if the underlying investment results in the creation of ten jobs within the U.S.A. The Company sold this entity on July 11, 2013 as more fully explained in NOTE 8 to the financial statements.

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

(B)

Discontinued Operations

On June 15, 2012, GGI entered into an agreement to sell its 100% shareholding in China Clean and Renewable Energy Limited (“CCRE”) to Power Pacific Holdings Limited, a British Virgin Islands corporation. The transaction was structured as a sale of CCRE’s assets, and was completed on June 15, 2012. CCRE’s assets in the transaction included its 100% shareholding in both of the Renewable Energy Enterprises (Shanghai) Co. Ltd (“REEC”) and the EEP Limited (“EEPL”).

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no allowance for doubtful accounts provided as of December 31, 2013 and 2012.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(H)

Long-Lived Assets

In accordance with the ASC 360-10, “Property, Plant, And Equipment”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value. The Company did not experience any impairment losses on its long-lived assets during the years ended December 31, 2013 and 2012.

(I)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. In accordance with ASC 350-20, “Intangibles - Goodwill and Other”, goodwill is not amortized, but is evaluated annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company determined that no impairment of goodwill was incurred for the years ended December 31, 2013 and 2012.

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

(K)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of December 31, 2013 and 2012, respectively, there were no common share equivalents outstanding.

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

DECEMBER 31, 2013 AND 2012

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

(Q)

Financial Statement Reclassifications

Certain items in the Company’s 2012 financial statements have been reclassified to conform with Company’s 2013 financial statement presentation format.  The 2012 reclassifications did not have a material effect on the financial statements.

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

On July 11, 2013 the Company sold its interest in CC to related parties discussed in NOTE 8.

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

DECEMBER 31, 2013 AND 2012

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

The estimated fair values of the assets acquired and liabilities assumed in the three aforementioned acquisition transactions are as follows:

	CC Group	ICMS-Canada	ICMS-US	Total
Assets Acquired:
Cash	$30,759	$23,645	$1,156	$55,560
Accounts Receivable	51,314	42,976	624	94,914
Subscription Receivable	200,000	—	—	200,000
Other Current Assets	—	13,785	—	13,785
Deposits and Other Assets	192,970	217,799	1,060	411,829
Amount due from Affiliates	—	265,726	—	265,726
Furniture, Fixtures and Equipment, net	1,529	12,718	—	14,247
Total Assets Acquired	$476,572	$576,649	$2,840	$1,056,061

Liabilities Assumed:
Accounts Payable	$(11,704)	$(514,217)	$(6,625)	$(532,546)
Notes Payable	(344,474)	—	(81,122)	(425,596)
Amount due to Affiliates	(253,869)	—	(265,726)	(519,595)
Shareholder Advances	—	—	(65,450)	(65,450)
Total Liabilities Assumed	(610,047)	(514,217)	(418,923)	(1,543,187)
Non-Controlling Interest:	(48,983)	(6,243)	21,213	(34,013)
Total Identifiable Liabilities	(182,458)	56,189	(394,870)	(521,139)
Goodwill	489,708	193,811	1,492,120	2,175,639
Total Acquisition Price	$307,250	$250,000	$1,097,250	$1,654,500

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

DECEMBER 31, 2013 AND 2012

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

Year ended December 31, 2012
Revenue	$1,049,819
Cost of Revenue	(128,573)
Gross Profit	921,246
Total Operating Expenses	(1,795,729)
Loss from Operations	(874,483)
Other Income
Interest Expense	(45,658)
Net Loss on Continuing Operations	(920,141)
Discontinued Operations
Loss from Operations of Discontinued Subsidiaries	(192,258)
Loss on Disposal of Discontinued Subsidiaries	(727,297)
Net Loss on Discontinuing Operations	(919,555)
Net Loss before Provision for Income Taxes	(1,839,696)
Provision for Income Taxes	(23,738)
Net Loss, Including Loss Profit Attributable to Non-controlling Interests	(1,863,434)
Net Profit, Attributable to Non-controlling Interests	72,775
Net Loss after Taxes	$(1,790,659)
Net Loss Per Share - Basic and Diluted	$(0.03)
Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	59,621,330

NOTE 5.

PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, property, plant, and equipment consisted of the following:

	2013	2012	Estimated Useful Life
Office Equipment	$41,724	$41,724	3-7 years
Less: Accumulated Depreciation	37,184	30,003
	$4,540	$11,721

Depreciation and amortization expense was $7,181 and $6,566 for the years ended December 31, 2013 and 2012, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 6.

LINES OF CREDIT

Lines of Credit payable to Banks as of December 31, 2013 and 2012 consisted of:

	2013	2012
United Midwest Savings Bank	$43,246	$49,660
CNL Bank	122,619	245,334
	$165,865	$294,994

The United Midwest Savings Bank line of credit bears interest at the rate of 2.5% over the bank prime rate (currently 3.25%) but with a floor of 6.0%. The line of credit is personally guaranteed by a principal of the Company and is a demand instrument shown on the consolidated balance sheet as a current liability.

The CNL Bank line of credit is a demand instrument providing up to $250,000 of available credit.  It bears interest at the rate of 7.0% and is personally guaranteed by a principal of the Company as well as its subsidiary, CCEB.  Subsequent to December 31, 2013 this line of credit was restructured, NOTE 17 Subsequent Events.

NOTE 7.

NOTES PAYABLE

As part of the terms in the sale of assets agreement stated in NOTE 3 above, LV agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%. Under the terms of the note, LV shall pay the accrued interest yearly and repay the principal of the note on June 15, 2015.

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of December 31, 2013 amounted to $29,429, and that by ICMS-US to $27,425.

On December 9, 2013, the Company issued an unsecured convertible note payable to Ironwood Investments, Inc. in the amount of $250,000.  The note bears interest at 15% and is payable quarterly, with principal balance due December 9, 2014.

NOTE 8.

RELATED PARTY TRANSACTIONS

In September 2012, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes total $785,827, bear interest at the rate of 5% and $535,827 is due in one year. $250,000 of the above total was transferred to a new note in March 2014 and is due in January 2017, NOTE 17, Subsequent Events. In November 2013 the Company issued an additional unsecured note payable to one of the three principals in the amount of $50,000, bearing interest at 10% and due November 2014.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $130,278 and $84,266 at December 31, 2013 and 2012 respectively.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of December 31, 2013 and December 31, 2012 the company owed to this former subsidiary $242,786. Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On July 11, 2013, the Company closed a Purchase and Sale Agreement (the “Agreement”) with Richard A. Asta, the Company’s CEO, the Company’s Chairman of the Board and other shareholders of the Company along with third parties (the Buyers). The Buyers purchased one hundred percent (100%) of the Membership interests of the Company’s 100% subsidiary, CommerCenters, LLC and 100% of the membership interests of the Company’s 50% owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC. Pursuant to the terms of the agreement the Company received cash of $59,260, a short term promissory note of $22,222 and accounts receivable of $18,518 and a pledge by the buyer to pay the Company $125,410 at a future date in consideration of the Company’s assumption of certain liabilities. As of December 31, 2013 the total amount of $225,410 was received.

The Company reported a loss in third quarter of 2013 from the sale of the above CommerCenters, LLC and CommerCenters EB5 Regional Center Investments LLC in the amount of $263,452.  The loss includes $489,708 in Goodwill that was written off upon sale of said entities.

The Company was obligated pursuant to a Consulting Agreement with a company owned by its Chairman of the Board for a 12 month period ended November 1, 2013.  In 2013 the Company paid the related entity $100,919 with a remaining amount owed of $43,081.  After the expiration of the consultancy agreement, the related party continued providing the same services as outlined in said agreement for which the Company accrued $68,000.  As of December 31, 2013 the Company owed the related entity $111,081 which is included in the accrued expenses.

NOTE 9.

STOCKHOLDERS’ EQUITY

In March 2012 (and as later amended), the Board authorized a private placement offering of up to 24,000,000 shares at a price of $0.25 per share. Through December 31, 2012, the Company issued 2,200,000 shares under this offering.

In 2013 the Company issued 3,724,000 shares under this offering and received $806,000.

In 2013the Company issued 32,841,330 shares in connection with business acquisitions. (See NOTE 2).

In 2013 the Company issued 300,000 shares to its employees as stock compensation valued at $75,000.

In the third quarter 2013 the Company entered into an operating agreement with real estate developers. Pursuant to the terms of the operating agreement the Company will search for land, equity and financing suitable for the development of Senior Housing communities. The parties formed LivingVentures Consortium Group One, LLC a Florida limited liability company. Pursuant to the terms of the agreement, each real estate developer entered into a subscription agreement requiring each to purchase 1,200,000 common shares of the Company for $300,000. In 2013 the Company received $600,000 from the developers, in exchange for 2,400,000 issued shares prior to year end.

NOTE 10.

INCOME TAXES

A reconciliation of the federal and state statutory income tax rate to our effective income tax rate is as follows:

	2013	2012
Tax benefit of net loss at federal statutory rate	33.77%	34.00%
Tax benefit of net loss at state statutory rate	5.50%	5.50%
Change in valuation allowance	(39.27)%	(39.50)%
Tax benefit of net loss at effective rate	—%	—%

In 2013 the federal statutory rate is comprised of 34% for the United States and 28% for Canada. The Company’s Canadian subsidiary’s tax benefit is substantially less than the Company’s, accordingly, the blend of both entities tax benefit resulted in a net rate of 33.77% in 2013.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The components of our deferred tax asset are as follows as of December 31:

	2013	2012
Deferred Tax Asset:
Net Operating Loss Carryforward	$1,083,519	$600,199
Valuation Allowance	(1,083,519)	(600,199)
Total Net Deferred Tax Asset	$—	$—

Change in Valuation Allowance	$483,321	$393,332

The potential deferred tax asset is computed utilizing a 34% United States federal statutory tax rate, a 28% Canadian federal statutory tax rate applicable to the Company’s Canadian subsidiary, and a 5.5% state statutory tax rate. No deferred tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss (NOL) carryforwards will expire unused. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

The increases in the 2013 and 2012 valuation allowances of $483,321 and $393,332, respectively, are solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of December 31, 2013, the Company had NOL carryforwards for income tax reporting purposes of approximately $2,668,044 in the United States and $105,865 in Canada that may be offset against future taxable income through tax year 2033.

The Company’s tax returns for years 2010 through 2013 are subject to examination by federal and state tax authorities as the statute of limitations for the examination thereof expires in years 2014 through 2017.

The Company’s Canadian subsidiary incurred a net operating loss of $349,605 in 2013 of which $243,740 was carried back to 2011 and 2012 in accordance with Canadian tax regulations. The carryback resulted in a realized tax benefit of $67,970 that is reflected in the statement of operations as income attributable to a tax benefit of an NOL carryback.

NOTE 11.

EARNINGS (LOSS) PER SHARE

As there are no common shares equivalents outstanding, the calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Therefore, both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 61,001,867 and 47,605,480 outstanding as of December 31, 2013 and 2012, respectively.

NOTE 12.

LEASE COMMITMENTS

Lease commitments refer mainly to office space and include office equipment and vehicle lease.  Minimum lease payments are as follows:

	2013	2012

Within one year	$90,053	$76,836
In the second year	88,118	18,142
In the third to the fifth year	76,362	16,078
After the fifth year	132,748	3,797

Total	$387,281	$114,853

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13.

STOCK OPTION PLAN

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. During fiscal 2013 and 2012, we did not grant any options under the plan.

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

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

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

NOTE 14.

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

	For the Year Ended December 31,
	2013	2012
Revenue from External Customers:
Property and Facility Management	$420,848	$385,975
Real Estate	133,333	7,605
Total	554,181	393,580
Interest Expense:
Property and Facility Management	$9,527	523
Real Estate	19,830	19,886
Total	29,357	20,409
Depreciation and Amortization:
Property and Facility Management	6,700	5,052
Real Estate	481	1,514
Total	$7,181	$6,566

NOTE 15.

DISCONTINUED OPERATIONS

See Note 1. (B) for a discussion of the Company’s discontinued operations. The operations of the discontinued business of CCRE and subsidiaries, which occurred during the year of 2012 is summarized as follows:

Revenue	$2,112,909
Cost of Revenue	(1,984,830)
Gross Profit	128,079
Operating Expenses	(261,563)
Loss from Operations	(133,484)
Interest Expense, Net	(58,774)
Net Loss	$(192,258)

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16.

GOING CONCERN

The Company sustained an accumulated net loss of $4,613,874 for the period from December 17, 1999 (inception) to December 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17.

SUBSEQUENT EVENTS

Note Payable – Related Party:

On January 23, 2014 a $250,000 unsecured note due to one of our principals dated September 12, 2012 along with accrued interest was replaced by a new note in the amount of $264,719. The new note bears interest at 5% and is payable in full on January 23, 2017 along with accrued interest.

Line of Credit - Restructuring:

On February 10, 2014 CNL Bank replaced the line of credit with a promissory note in the amount of $119,828.  The note bears interest at 7%, requires monthly payments of interest and principal in the amount of $10,332 and is due January 21, 2015.

Conversion of Debt to Equity:

On March 31, 2014, LV agreed with the related party holders of promissory notes with an aggregate amount of principal and interest outstanding of approximately $1,116,728 to convert the promissory notes into an aggregate of 111,673 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”).

On March 31, 2014, the Company filed with the State of Florida an Amendment to the Company’s Articles of Incorporation, as amended, designating the preferences, rights and limitations of the Company’s newly created Series A Preferred Stock (authorized 1,000,000 shares, par value of $0.001.

The Series A Preferred Stock pays a 2% annual dividend and will have a liquidation preference of $10.00 per share. Holders of the Series A Preferred Stock do not have voting rights. Each holder of the Series A Preferred Stock has the right to exercise a put option following March 31, 2019, pursuant to which such holder’s shares will be purchased at a purchase price equal to $10.00 per share, plus the accrued but unpaid 2% annual dividend.  The Company has the right at any time to redeem such shares of Series A Preferred Stock at a purchase price equal to $10.00 per share, plus the accrued but unpaid 2% annual dividend.

With respect to the payment of dividends and amounts upon liquidation, the Series A Preferred Stock will rank senior to the Company’s common stock. In the event of the Company’s liquidation, dissolution or winding up, the holders of the Series A Preferred Stock are entitled to be paid out of the Company’s assets legally available for distribution to its shareholders a liquidating distribution in cash or property equal to a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock.