Form 10-Q
period 2014-03-31
LivingVentures, Inc.
filed 2014-05-20
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 63,645,330 shares of common stock are issued and outstanding as of May 19, 2014.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2014	As of December 31, 2013

ASSETS

Current Assets
Cash	$11,414	$124,442
Accounts Receivable	78	20,025
Deferred Charges	16,734	19,263
Deposits and Other Assets	—	17,026
Total Current Assets	28,226	180,756

Other Asset
Bank in Trust	36,365	19,623

Fixed Assets, net	2,947	4,540
Goodwill	1,685,931	1,685,931

Total Assets	$1,753,469	$1,890,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$759,208	$650,994
Lines of Credit	—	165,865
Notes Payable	422,779	306,854
Notes Payable - Related Parties	190,000	535,827
Shareholders' Advance	94,635	130,278
Amount Due to Affiliates	242,786	242,786
Total Current Liabilities	1,709,408	2,032,604

Other Liabilities
Note Payable	—	582,560
Note Payable – Related Parties	264,719	250,000
Trust Fund Held	36,365	19,623
Total Liabilities	2,010,492	2,884,787

Stockholders' Deficit
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, 111,673 shares issued as of March 31, 2014 and none as of December, 31, 2013	1,117	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 63,645,330 shares issued as of March 31, 2014 and December 31, 2013, respectively	63,645	63,645
Additional Paid-in Capital	4,733,358	3,617,747
Deficit	(4,976,320)	(4,613,874)
Total Company's Stockholders' Deficit	(178,200)	(932,482)
Non-controlling Interests	(78,823)	(61,455)
Total Stockholders' Deficit	(257,023)	(993,937)

Total Liabilities and Stockholders' Deficit	$1,753,469	$1,890,850

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,

	2014	2013

Revenue	$262,015	$194,869

Cost of Revenue	29,758	-

Gross Profit	232,257	194,869

Operating Expenses
Professional Fees	68,150	79,811
Salary Expense	330,715	333,131
General and Administrative	192,892	236,601
Total Operating Expenses	591,757	649,543

Loss from Operations	(359,500)	(454,674)

Interest Expense	(20,314)	(7,496)

Net Loss before Provision for Income Taxes	(379,814)	(462,170)
Provision for Income Taxes	—	(3,055)

Net Loss	(379,814)	(465,225)
Net Loss, Attributable to Non-controlling Interests	17,368	34,460

Net Loss after Taxes and Non-controlling Interests	$(362,446)	$(430,765)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	63,645,330	60,052,441

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common stock
	$0.001		$0.001				Company's
	Par Value		Par Value		Additional		Stockholders	Non-	Total
	Number of		Number of		Paid-in	Accumulated	Equity /	Controlling	Stockholders
	shares	Amount	shares	Amount	Capital	Deficit	(Deficiency)	Interests	Deficit

Balance, December 31, 2013	—	$—	63,645,330	$63,645	$3,617,747	$(4,613,874)	$(932,482)	$(61,455)	$(993,937)

Preferred Stock Issued	111,673	1,117	—	—	1,115,611	—	1,116,728	—	1,116,728
Net Loss for the Period Ended March 31, 2014	—	—	—	—	—	(362,446)	(362,446)	(17,368)	(379,814)

Balance, March 31, 2014	111,673	$1,117	61,645,330	$63,645	$4,733,358	$(4,965,820)	$(178,200)	$(78,823)	$(257,023)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,

	2014	2013
Cash Flows from Operating Activities :
Net Loss	$(379,814)	$(465,225)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations :
Depreciation and Amortization	1,593	2,000
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	19,947	18,194
Decrease in Deferred Charges	2,529	52,403
Decrease in Deposits and Other Assets	17,026	28,091
Increase (Decrease) in Accounts Payable and Accrued Expenses	171,853	(24,234)
Net Cash Used in Operating Activities	(166,866)	(388,771)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	—	—
Net Cash Provided (Used) in Investing Activities	—	—

Cash Flows from Financing Activities :
Repayment of Lines of Credit	(165,865)	(33,854)
Proceeds of Notes Payable	115,925	—
Proceeds of Notes Payable-Related Parties	89,719	80,000
Proceeds (Repayment) from Shareholders' Advances	14,357	(17,643)
Proceeds from Common Shares to be Issued	—	75,000
Proceeds from Issuance of Common Stock	—	184,759
Net Cash Provided by Financing Activities	54,136	288,262

Decrease in Cash Prior to Effect of Foreign Currency Transactions	(112,730)	(100,509)
Foreign Currency Exchange Rate on Cash Effect	(298)	185

Net Decrease in Cash	(113,028)	(100,324)

Cash at Beginning of Year	124,442	170,744
Cash at End of Period	$11,414	$70,420

(Continued)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flows:

The Company paid interest of $10,295 and $7,517 during the three months ended March 31, 2014 and 2013, respectively. The Company did not pay any taxes for the three months ended March 31, 2014 or 2013, respectively.

Non cash item:

Promissory notes with principal of $1,053,387 and accrued interest of $63,341 for a total of $1,116,728 were converted to preferred stock during the three months ended March 31, 2014.

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

(B)

Interim Unaudited Financial Statements

The consolidated balance sheets of Living Ventures, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013, and the consolidated statement of stockholders’ equity for the three months ended March 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months then ended, and its changes in stockholders’ equity for the three months ended March 31, 2014.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the year ended December 31, 2013.

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no allowance for doubtful accounts provided as of March 31, 2014 and 2013.

(H)

Long-Lived Assets

In accordance with the ASC 360-10, “Property, Plant, And Equipment” , the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value. The Company did not experience any impairment losses on its long-lived assets during the three months ended March 31, 2014 and 2013.

(I)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. In accordance with ASC 350-20, “Intangibles - Goodwill and Other”, goodwill is not amortized, but is evaluated annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company determined that no impairment of goodwill was incurred for the nine months ended March 31, 2014 and 2013.

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

(K)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of March 31, 2014 and 2013, those securities that were common stock equivalents were not considered in computing basic and diluted earnings per share because of their antidilutive effect.

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

(Q)

Financial Statement Reclassifications

Certain items in the Company’s 2013 financial statements have been reclassified to conform to the Company’s 2014 financial statement presentation format.  The reclassifications did not have a material effect on the financial statements.

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

On July 11, 2013 the Company sold its interest in CC to related parties discussed in NOTE 6.

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

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, property, plant, and equipment consisted of the following:

	2014	2013	Estimated Useful Life
Office Equipment	$41,724	$41,724	3-7 years
Less: Accumulated Depreciation	38,777	37,184
	$2,947	$4,540

Depreciation and amortization expense was $1,593 and $2,000 for the periods ended March 31, 2014 and 2013, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

NOTES PAYABLE

The United Midwest Savings Bank promissory note bears interest at the rate of 6%, requires monthly payments of interest and principal of $961 and is due upon demand.  The note is personally guaranteed by a principal of the Company.  The outstanding balance owed as of March 31, 2014 and December 31, 2013 was $40,131 and $43,246 respectively.

The CNL Bank promissory note bears interest at the rate of 7.0%, requires monthly payments of interest and principal in the amount of $10,332 and is due January 21, 2015.  The note is personally guaranteed by a principal of the Company as well as its former subsidiary, CCEB.  On February 10, 2014 CNL Bank replaced the line of credit with a promissory note in the amount of $119,828.  The outstanding balance owed under the promissory note as of March 31, 2014 was $100,495.  The outstanding balance owed under the line of credit as of December 31, 2013 was $122,619.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the terms in the sale of assets agreement discussed in NOTE 1 (B) above, LV agreed to issue a 3-year, unsecured note, in the amount of $582,560, payable to CCRE. The note bears an annual interest at a rate of 4%. Under the terms of the note, LV shall pay the accrued interest yearly and repay the principal of the note on June 15, 2015.  On March 31, 2014 with an effective date of January 31, 2014 the entire principal amount of the note plus accrued interest was converted into 62,055 shares of preferred stock.

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of March 31, 2014 and December 31, 2013 amounted to $16,336 and $29,429 respectively and that by ICMS-US $15,817 and $27,425 respectively.

On December 9, 2013, the Company issued an unsecured convertible note payable to Ironwood Investments, Inc. in the amount of $250,000.  The note bears interest at 15% and is payable quarterly, with principal balance due December 9, 2014.

NOTE 5.

RELATED PARTY TRANSACTIONS

In September 2012, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes total $785,827, bear interest at the rate of 5% and $535,827 is due in one year. $250,000 of the above total was transferred to a new note in March 2014 and is due in January 2017. In November 2013 the Company issued an additional unsecured note payable to one of the three principals in the amount of $50,000, bearing interest at 10% and due November 2014.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $94,635 and $130,278 at March 31, 2014 and 2013 respectively.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of March 31, 2014 and December 31, 2013 the company owed to this former subsidiary $242,786. Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

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

The Company was obligated pursuant to a Consulting Agreement with a company owned by its Chairman of the Board for a 12 month period ended November 1, 2013.  In 2013 the Company paid the related entity $100,919 with a remaining amount owed of $43,081.  After the expiration of the consultancy agreement, the related party continued providing the same services as outlined in said agreement for which the Company accrued $68,000.  As of March 31, 2014 and December 31, 2013 the Company owed the related entity $148,082 and $111,081 respectively which is included in the accrued expenses.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.

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

On March 31, 2014, the Company filed with the State of Florida an Amendment to the Company’s Articles of Incorporation, as amended, designating the preferences, rights and limitations of the Company’s newly created Series A Preferred Stock, authorized 1,000,000 shares, par value of $0.001.

The Series A Preferred Stock pays a 2% annual dividend and will have a liquidation preference of $10.00 per share. However, dividends shall be payable only if declared by the Board of Directors.  Holders of the Series A Preferred Stock do not have voting rights. Each holder of the Series A Preferred Stock has the right to exercise a put option following March 31, 2019, pursuant to which such holder’s shares will be purchased at a purchase price equal to $10.00 per share, plus the accrued but unpaid 2% annual dividend.  The Company has the right at any time to redeem such shares of Series A Preferred Stock at a purchase price equal to $10.00 per share, plus the accrued but unpaid 2% annual dividend.

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

NOTE 7.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of March 31, 2014, the Company provided a 100% valuation allowance against any potential future tax benefits due to the uncertainty of their future realization.

The Company and/or its subsidiaries are subject to US federal and state and Canadian income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.

EARNINGS (LOSS) PER SHARE

The calculation of earnings (loss) per share is solely based upon the weighted average number of shares outstanding during the respective periods presented. Both basic and diluted earnings (loss) per share were calculated utilizing the weighted average shares of 63,645,330 and 60,052,441 as of March 31, 2014 and 2013, respectively.  Common stock equivalents were not considered because of their antidilutive effect.

NOTE 9.

LEASE COMMITMENTS

Lease commitments refer mainly to office space and include office equipment and vehicle lease.  Minimum lease payments as of March 31, 2014 are as follows:

Within one year	$88,101
In the second year	86,747
In the third to the fifth year	166,941
After the fifth year	—

Total	$341,789

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

	For the Three Months Ended March 31
	2014	2013
Revenue from External Customers:
Property and Facility Management	$62,015	$194,869
Real Estate	200,000	—
Total	$262,015	$194,869
Interest Expense:
Property and Facility Management	$1,205	$2,736
Real Estate	2,577	4,760
Total	$3,782	$7,496
Depreciation and Amortization:
Property and Facility Management	$1,344	$1,519
Real Estate	249	481
Total	$1,593	$2,000

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. During the three months ended March 31, 2014 and 2013 we did not grant any options under the plan, nor were there any options outstanding as of March 31, 2014 and 2013.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.

GOING CONCERN

The Company sustained an accumulated net loss of $4,976,320 for the period from December 17, 1999 (inception) to March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13.

WARRANTS

During the three months ended March 31, 2014 the Company issued two notes payable that contained, in the aggregate, 125,000 warrants entitling the holders thereof to purchase 125,000 shares of the Company’s common stock for a period of five years from the issuance date of the notes payable. The 125,000 warrants were outstanding and exercisable as of March 31, 2014.

The exercise price of each of the warrants is $0.25 per share. At the time of issuance of the warrants, and as of March 31, 2014, the common stock price was lower than the $0.25 exercise price; accordingly, the warrants had no intrinsic value.

The expiration dates of the warrants are as follows: (a) 75,000 warrants expire on February 18, 2019 (b) 50,000 warrants expire on March 4, 2019. Accordingly, as of March 31, 2014 the weighted average remaining contractual term in years is 4.9.

Pursuant to ASC 718, the Company estimates the fair value of warrants based on the grant date using the Black-Scholes valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of March 31, 2014 were as follows: (a) dividend yield – 0% (b) risk-free rate – 1.84% to 1.97% (c) expected volatility – 71.8% (d) expected term – 5 years.

The expected volatility was calculated based on the historical volatility of a publicly traded peer entity as determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the warrants to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. The expected warrant term is the life of the warrant.

The Company determined that the value of the 125,000 warrants, which totaled $8,344, was immaterial and, accordingly, the value of the warrants were not recorded by the Company and not included in its financial statements.

 NOTE 14.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 19, 2014, the date of the issuance of the financial statements, and has determined that there are no items to disclose.

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

Business

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

Operational Challenges

LV has shifted its operating focus away from non-senior housing areas and has disposed of any non-core assets and personnel. During this transition period, the company has been operating with a working capital deficiency and negative cash flow. Management has made significant progress in achieving the operational goals that were set for the transition including the closing of the office in Orlando providing overhead synergies and the execution of the business plan whereby the company earns recurring fees. One of the main goals of this transition period was to focus on generating positive cash flow from operations. To that end, the company has many ongoing projects, in various stages, which will, if they go forward, generate significant cash flow to cover all operating and overhead costs.

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

Results of Operations

For the three months ended March 31, 2014, the Company sustained a net loss of $362,446, compared to a net loss of $430,765 for the comparable period in 2013.  The decrease of $68,319 is primarily attributable to an increase in revenues and a decrease in general and administrative and professional fees.

During the three months ended March 31, 2014 net revenues were $262,015 compared to $194,869 during the three months ended March 31, 2013. The increase in revenues for the three months ended March 31, 2014 is primarily attributed to consortium fees for 2014 which were nonexistent in 2013 for the same period.

The total operating expenses for the three months ended March 31, 2014 were $591,757, compared to $649,543 for the corresponding period in 2013. Total operating expenses in the areas of professional fees and general and administrative expense for the three months ended March 31, 2014 decreased as a result of closing the Orlando office to provide overhead synergies maintaining one Corporate US office located in Fort Myers, FL.

During the three months ended March 31, 2013 professional fees were $68,150 compared to $79,811 in the same period of 2013. Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business. The decrease in professional fees for the three months ended March 31, 2014 was primarily a result of accounting services which were brought in house for 2014.

Our general and administrative expenses were $192,892 for the three months ended March 31, 2014, and $236,601 for the three months ended March 31, 2013. The decrease is primarily a result of the Orlando office closure and reduced travel, rent and ordinary expense.

For the remainder of 2014, we anticipate increases in both salary expense and general and administrative expenses as we continue to implement our business model, focused on growing our senior housing management and consulting businesses. We shall maintain our rationalization effort in controlling our expenses to remain as efficient as possible in light of our financial resources.  Revenue has increased 34.4% for the quarter ended March 31, 2014 when compared to the same prior year period.  Management expects the trend of increasing revenues to continue.

Liquidity and Capital Resources

As of March 31, 2014, we had a deficit in working capital of $1,681,182 as compared to a deficit of $1,851,848 at March 31, 2013. The change of $170,666 was comprised of a decrease in cash balances of $113,028, decreases in receivables, various deposits and deferred charges of $39,502 and decreases in lines of credit, notes payable and shareholder advances of  431,410, and increases in accounts payable and accrued expenses of $108,214.

Net cash used in operating activities for the three months ended March 31, 2014 decreased to $166,866, as compared to $388,771 for the same period ended in 2013.  The change is primarily attributable to a lower net loss and an increase in accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended March 31, 2014 was zero as compared to zero for the same period 2013.

Net cash provided by financing activities for the three months ended March 31, 2014 was $54,136  (largely represented by shareholder advances and related party loans) as compared with $290,481 (largely representing issuance of common stock) for the three months ended March 31, 2013.

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
Date: May 20, 2014