Form 10-Q
period 2014-06-30
LivingVentures, Inc.
filed 2014-08-19
CIK 1418506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 63,645,330 shares of common stock are issued and outstanding as of August 14, 2014.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2014	As of December 31, 2013

ASSETS

Current Assets
Cash	$14,485	$124,442
Accounts Receivable	32,412	20,025
Deferred Charges	3,424	19,263
Deposits and Other Assets	—	17,026
Total Current Assets	50,321	180,756

Other Asset
Bank in Trust	57,832	19,623

Fixed Assets, net	2,464	4,540
Goodwill	1,685,931	1,685,931

Total Assets	$1,796,548	$1,890,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$911,861	$650,994
Lines of Credit	—	165,865
Notes Payable	409,187	306,854
Notes Payable - Related Parties	190,000	535,827
Shareholders' Advance	62,051	130,278
Amount Due to Affiliates	242,786	242,786
Total Current Liabilities	1,815,885	2,032,604

Other Liabilities
Note Payable	—	582,560
Note Payable – Related Party	264,719	250,000
Trust Fund Held	57,832	19,623
Total Liabilities	2,138,436	2,884,787

Stockholders' Deficit
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, 111,673 shares issued as of June 30, 2014 and none as of December, 31, 2013	112	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 63,645,330 shares issued as of June 30, 2014 and December 31, 2013, respectively	63,645	63,645
Additional Paid-in Capital	4,734,363	3,617,747
Accumulated Deficit	(5,049,070)	(4,613,874)
Total Company's Stockholders' Deficit	(250,950)	(932,482)
Non-controlling Interests	(90,938)	(61,455)
Total Stockholders' Deficit	(341,888)	(993,937)

Total Liabilities and Stockholders' Deficit	$1,796,548	$1,890,850

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenue	$477,842	$154,089	$739,857	$348,958

Cost of Revenue	(36,508)	(33,561)	(66,266)	33,561

Gross Profit	441,334	120,528	673,591	315,397

Operating Expenses
Professional Fees	36,946	70,313	105,096	150,124
Salary Expense	311,361	363,152	642,076	696,283
General and Administrative	157,728	155,321	350,620	391,922
Total Operating Expenses	506,035	588,786	1,097,792	1,238,329

Loss from Operations	(64,701)	(468,258)	(424,201)	(922,932)

Interest Expense	(20,164)	(36,719)	(40,478)	(44,215)

Net Loss before Provision for Income Taxes	(84,865)	(504,977)	(464,679)	(967,147)
Provision for Income Taxes	—	3,055	—	—

Net Loss	(84,865)	(501,922)	(464,679)	(967,147)
Net Loss, Attributable to Non-controlling Interests	12,115	5,919	29,483	40,379

Net Loss after Taxes and Non-controlling Interests	$(72,750)	$(496,003)	$(435,196)	$(926,768)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	(0.01)	(0.02)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	63,645,330	60,652,099	63,645,330	60,350,451

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common stock
	$0.001		$0.001				Company's
	Par Value		Par Value		Additional		Stockholders	Non-	Total
	Number of		Number of		Paid-in	Accumulated	Equity /	Controlling	Stockholders
	shares	Amount	shares	Amount	Capital	Deficit	(Deficiency)	Interests	Deficit

Balance, December 31, 2013	—	$—	63,645,330	$63,645	$3,617,747	$(4,613,874)	$(932,482)	$(61,455)	$(993,937)

Preferred Stock Issued	111,673	112	—	—	1,116,616	—	1,116,728	—	1,116,728
Net Loss for the Period Ended June 30, 2014	—	—	—	—	—	(435,196)	(435,196)	(29,483)	(464,679)

Balance, June 30, 2014	111,673	$112	63,645,330	$63,645	$4,734,363	$(5,049,070)	$(250,950)	$(90,938)	$(341,888)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(Formerly known as Green Global Investments, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,

	2014	2013
Cash Flows from Operating Activities :
Net Loss	$(464,679)	$(967,147)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations :
Depreciation and Amortization	2,076	3,677
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(12,387)	(13,427)
Decrease in Deferred Charges	15,839	46,785
Decrease in Deposits and Other Assets	17,026	103,839
Increase in Accounts Payable and Accrued Expenses	324,208	106,594
Net Cash Used in Operating Activities	(117,917)	(719,679)

Cash Flows from Investing Activities :
Purchase of Fixed Assets	—	(4,950)
Net Cash Provided (Used) in Investing Activities	—	—

Cash Flows from Financing Activities :
		—
(Repayment) of Notes Payable	(63,532)	(59,029)
Proceeds of Notes Payable-Related Parties	89,719	265,000
(Repayment) of Shareholders' Advances	(18,227)	(8,473)
Proceeds from Issuance of Common Stock	—	368,082
Net Cash Provided by Financing Activities	7,960	565,580

Net Decrease in Cash	(109,957)	(159,049)

Cash at Beginning of Year	124,442	170,744
Cash at End of Period	$14,485	$11,695

(Continued)

See accompanying notes to financial statements.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flows:

Interest and Taxes:

The Company paid interest of $12,612 and $15,845 during the six months ended June 30, 2014 and 2013, respectively. The Company did not pay any taxes for the six months ended June 30, 2014 and it paid $13,660 of taxes during the six months ended June 30, 2013.

Non-Cash Financing Activity:

Notes payable totaling $1,116,728 comprised of principal of $1,053,387 and accrued interest of $63,341 were converted to preferred stock during the six months ended June 30, 2014.

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

GGI (Asia) Limited (“GGIA”), formerly a wholly owned subsidiary of LV, formerly known as C B Resources Limited (“CBRL”), was incorporated on July 6, 2010 under the laws of Hong Kong, China. The company was organized to build critical strategic relationships in the Asian capital markets, which will, in turn, provide funding for future investment projects to be undertaken by the Company. Management de-registered GGIA in December 2013.

CommerCenters, LLC (“CC”) was incorporated under the laws of the State of Florida on September 6, 2007. CC was a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida, with clients and joint venture partners in properties located principally in Central Florida. CC was a wholly owned subsidiary of LV. The Company sold this entity on July 11, 2013 as more fully explained in NOTE 5 to the financial statements.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida Limited Liability Company formed in 2009 as a 50%-owned subsidiary of CC. Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program. The EB5 program was established to act as an incentive for foreign investors to invest in business opportunities in the U.S.A. by granting the foreign investor a conditional visa upon investment, and a permanent visa if the underlying investment results in the creation of ten jobs within the U.S.A. The Company is no longer involved in CCEB as it sold its interest on July 11, 2013 as more fully explained in NOTE 5 to the financial statements.

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

LV and all of its current and former subsidiaries, GGIA, CC, CCEB, LVM, LVD, ICMS-Canada, and ICMS-US, are hereafter referred to as the “Company”.

(B)

Interim Unaudited Financial Statements

The consolidated balance sheets of Living Ventures, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the consolidated statements of operations and cash flows for the six months ended June 30, 2014 and 2013, and the consolidated statement of stockholders’ equity for the six months ended June 30, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the six months then ended, and its changes in stockholders’ equity for the six months ended June 30, 2014.

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

(G)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by actively pursuing past due accounts. There was no allowance for doubtful accounts provided as of June 30, 2014 and December 31, 2013.

(H)

Long-Lived Assets

In accordance with the ASC 360-10, “Property, Plant, And Equipment” , the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value. The Company did not experience any impairment losses on its long-lived assets during the six months ended June 30, 2014 and 2013.

(I)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. In accordance with ASC 350-20, “Intangibles - Goodwill and Other”, goodwill is not amortized, but is evaluated annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company determined that no impairment of goodwill was incurred for the six months ended June 30, 2014 and 2013.

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

(K)

Earnings (Loss) per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC Topic 260 "Earnings per Share." As of June 30, 2014 and 2013, those securities that were common stock equivalents were not considered in computing basic and diluted earnings per share because of their antidilutive effect.

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

(M)

Property and Equipment

The Company values its property and equipment at cost and depreciates these assets using the straight-line method over their expected useful lives ranging from three to seven years.

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

NOTE 3.

PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, property, plant, and equipment consisted of the following:

	2014	2013	Estimated Useful Life
Office Equipment	$41,724	$41,724	3-7 years
Less: Accumulated Depreciation	39,260	37,184
	$2,464	$4,540

Depreciation and amortization expense was $2,076 and $3,677 for the periods ended June 30, 2014 and 2013, respectively, and is included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4.

NOTES PAYABLE

The United Midwest Savings Bank promissory note bears interest at the rate of 6%, requires monthly payments of interest and principal of $961 and is due upon demand.  The note is personally guaranteed by a principal of the Company.  The outstanding balance owed as of June 30, 2014 and December 31, 2013 was $38,536 and $43,246 respectively.

The CNL Bank promissory note bears interest at the rate of 7.0%, requires monthly payments of interest and principal in the amount of $10,332 and is due January 21, 2015.  The note is personally guaranteed by a principal of the Company as well as its former subsidiary, CCEB.  On February 10, 2014 CNL Bank replaced the line of credit with a promissory note in the amount of $119,828.  The outstanding balance owed under the promissory note as of June 30, 2014 was $70,637.  The outstanding balance owed under the line of credit as of December 31, 2013 was $122,619.

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

On March 3, 2011, Mancal Lifestyles Inc. (“Mancal”), an Alberta, Canada, corporation released its 15% shareholding in both ICMS-Canada and ICMS-US. As part of the change, each of ICMS-Canada and ICMS-US created an unsecured promissory note in the amount of $128,275 and $112,417, respectively. Both of the notes bear an annual interest rate of 7.5% and with a maturity date of July 31, 2014, payable to Mancal. The promissory notes were for the replacement of pre-existing loans owed to Mancal by ICMS-Canada and ICMS-US. The outstanding balance owed by ICMS-Canada as of June 30, 2014 and December 31, 2013 amounted to $13,313 and $29,429 respectively and that by ICMS-US $11,901 and $27,425 respectively.

On December 9, 2013, the Company issued an unsecured convertible note payable to Ironwood Investments, Inc. in the amount of $250,000.  The note bears interest at 15% per annum, interest is payable quarterly, with the principal balance due December 9, 2014.

NOTE 5.

RELATED PARTY TRANSACTIONS

In September 2012, the Company issued unsecured notes payable to three of its principals for cash advances made to fund an acquisition and certain operating costs. The notes totaled $785,827, carried a per annum interest rate of 5%, and were due in one year. In March 2014 $250,000 of the note balance was transferred to a new note with a January 2017 maturity date. In November 2013 the Company issued an additional unsecured note payable to one of the three principals in the amount of $50,000, bearing interest at 10% and due November 2014. As of June 30, 2014, related party short-term and long-term notes payable totaled $190,000 and $264,719, respectively. As of December 31, 2013, related party short-term and long-term notes payable totaled $535,827 and $250,000, respectively.

The Company also has received non-interest bearing advances from time to time from its principals. Such advances were used for operating costs, such as payroll and benefits and amounted to $62,051 and $130,278 at June 30, 2014 and December 31, 2013, respectively.

On December 31, 2011, the Company divested its 80% interest in Realvest Development LLC through a transaction whereby its interest was transferred to a principal of the Company who had previously held such interest. As of June 30, 2014 and December 31, 2013 the company owed to this former subsidiary $242,786.  Realvest Development, LLC and the principal (as guarantor) will remain obligated under a note of agreement with a bank that substantially provided this funding to the CC subsidiary.

On July 11, 2013, the Company closed a Purchase and Sale Agreement (the “Agreement”) with Richard A. Asta, the Company’s CEO, the Company’s Chairman of the Board and other shareholders of the Company along with third parties (the Buyers). The Buyers purchased one hundred percent (100%) of the Membership interests of the Company’s 100% subsidiary, CommerCenters, LLC and 100% of the membership interests of the Company’s 50% owned subsidiary, CommerCenters EB5 Regional Center Investments, LLC. Pursuant to the terms of the agreement the Company received cash of $59,260, a short term promissory note of $22,222 and accounts receivable of $18,518 and a pledge by the buyer to pay the Company $125,410 at a future date in consideration of the Company’s assumption of certain liabilities.  The total amount of the aforementioned consideration price of $225,410 was received as of December 31, 2013.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was obligated pursuant to a Consulting Agreement with a company owned by its Chairman of the Board for a 12 month period ended November 1, 2013.  In 2013 the Company paid the related entity $100,919 with a remaining amount owed of $43,081.  After the expiration of the consultancy agreement, the related party continued providing the same services as outlined in said agreement for which the Company accrued $68,000.  As of June 30, 2014 and December 31, 2013 the Company owed the related entity $188,082 and $111,081 respectively which is included in the accrued expenses liability category.

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

NOTE 7.

INCOME TAXES

The Company considers any tax loss carryforwards and temporary differences which constitute a net tax benefit and establishes a valuation reserve if it believes it is more likely than not that the benefit would not be fully utilized in the available carryforward period. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. As of June 30, 2014, the Company provided a 100% valuation allowance against any potential future tax benefits due to the uncertainty of their future realization.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and/or its subsidiaries are subject to US federal and state and Canadian income tax audits. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

NOTE 8.

LEASE COMMITMENTS

Lease commitments refer mainly to office space and include office equipment and vehicle lease.  Minimum lease payments as of June 30, 2014 are as follows:

Within one year	$91,353
In the second year	89,547
In the third to the fifth year	150,725
After the fifth year	—

Total	$331,625

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2014	2013	2014	2013
Revenue from External Customers:
Property and Facility Management	$277,842	$154,089	$339,857	$348,958
Real Estate	200,000	—	400,000	—
Total	$477,842	$154,089	739,857	348,958
Interest Expense:
Property and Facility Management	$666	$2,239	$1,871	2,736
Real Estate	1,618	4,600	4,195	4,760
Total	$2,284	6,839	6,066	7,496
Depreciation and Amortization:
Property and Facility Management	$234	$1,274	1,578	2,715
Real Estate	249	403	498	962
Total	$483	$1,677	$2,076	$3,677

NOTE 10.

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

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. During the six months ended  June 30, 2014 and 2013 we did not grant any options under the plan, nor were there any options outstanding as of  June 30, 2014 and 2013.

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

NOTE 11.

GOING CONCERN

The Company sustained an accumulated net loss of $5,049,070 for the period from December 17, 1999 (inception) to June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.

WARRANTS

During the six months ended June 30, 2014 the Company issued two notes payable that contained, in the aggregate, 125,000 warrants entitling the holders thereof to purchase 125,000 shares of the Company’s common stock for a period of five years from the issuance date of the notes payable. The 125,000 warrants were outstanding and exercisable as of June 30, 2014.

The exercise price of each of the warrants is $0.25 per share. At the time of issuance of the warrants, and as of June 30, 2014, the common stock price was lower than the $0.25 exercise price; accordingly, the warrants had no intrinsic value.

The expiration dates of the warrants are as follows: (a) 75,000 warrants expire on February 18, 2019 (b) 50,000 warrants expire on March 4, 2019. Accordingly, as of June 30, 2014 the weighted average remaining contractual term in years is 4.6.

Pursuant to ASC 718, the Company estimates the fair value of warrants based on the grant date using the Black-Scholes valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of June 30, 2014 were as follows: (a) dividend yield – 0% (b) risk-free rate – 1.84% to 1.97% (c) expected volatility – 71.8% (d) expected term – 5 years.

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

NOTE 13.

SUBSEQUENT EVENTS

On July 2, 2014, LivingVentures, Inc. (the “Company”) entered into a twelve month senior secured revolving credit facility (the “Credit Facility”) with TCA Global Credit Master Fund, LP, as lender (the “Credit Agreement”).  Borrowings under the Credit Facility will be used for working capital purposes.

The Credit Agreement provides for an initial commitment of $600,000, provided only $300,000 of the commitment was made available to the Company on the closing date with the remaining principal amount held in reserve by the lender.  The availability of borrowings under the Credit Facility is subject to a borrowing base calculation based upon funds available in a lock box account maintained in the lender’s name. Under circumstances described in the Credit Agreement, the commitment may be increased by up to $4.4 million, for a total commitment of $5 million.  Borrowings under the Credit Facility will bear interest at fixed rate of interest equal to eleven percent (11.0%) per annum, calculated on the actual number of days elapsed over a 360-day year. The Credit Facility is secured by a lien on all assets of the Company and its subsidiaries and is guaranteed by all of the Company’s subsidiaries.  Under the circumstances described in the Credit Agreement, the lender has the right to convert amounts due under the Credit Facility into the Company’s common stock.

In addition to representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and its subsidiaries) which are customary for credit facilities of this type, the Credit Agreement provides that the Company must not permit its financial condition to materially differ in any material negative way (as compared to its current financial condition) and must meet specified revenue targets as set forth in the Credit Facility.  The Credit Facility is cross-defaulted with the Company’s other outstanding indebtedness and provides that a Material Adverse Effect (as defined in the Credit Agreement), a Change of Control (as defined in the Credit Agreement), a judgment for an amount in excess of $25,000 or an adverse change in the Company’s financial condition, as determined by the lender acting in good faith, are all events of default.

LIVINGVENTURES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GREEN GLOBAL INVESTMENTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As consideration for the entry into the Credit Agreement, the Company agreed to pay certain fees to the lender, including a commitment fee equal to two percent (2.0%) of the commitment and an investment banking and advisory services fee paid in shares of the Company’s common stock with an aggregate value of $170,000 (the “Fee Shares”).  Each Fee Share was valued at a price equal to the lowest volume weighted average price for the five business days prior to the closing date of the Credit Facility.  Under circumstances described in the Credit Agreement, (i) the lender can require the Company to redeem the Fee Shares and (ii) upon the sale of the Fee Shares by the lender, the Company may be required to issue additional shares of the Company’s common stock.

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

CC was a fully integrated, real estate investment and development firm, headquartered in Orlando, Florida. CC also owned 50% of CommerCenters EB5 Regional Center Investments, LLC (“CCEB”) d/b/a Orlando EB5 Investments, which was formed to operate as a Regional Center through the U.S. Citizenship and Immigration Service’s EB-5 Program. The acquisition was designed to provide the company with both real estate development expertise and access to low cost EB5 funding for senior housing projects in the US.  To allow the Company to focus its commitment to building a senior housing business the Company sold this entity on July 11, 2013 as more fully explained in NOTE 4 to the financial statements.

CommerCenters EB5 Regional Center Investments, LLC (“CCEB”), d/b/a Orlando EB5 Investments, is a Florida limited liability company formed in 2009 as a 50%-owned subsidiary of CC. Orlando EB5 Investments was formed with the purpose of operating as a Regional Center through the United States Citizenship and Immigration Service’s EB5 program. The Company sold this entity on July 11, 2013 as more fully explained in NOTE 4 to the financial statements.

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

In July 2013 the Company closed the office in Orlando and the head office was moved to Fort Myers, Florida providing overhead synergies and reducing salaries. In September 2013 the Company appointed Dave Edwards as CEO and Joseph Bickley as Chief Financial Officer of the Company. Shortly thereafter, Dave Edwards was appointed to the Board of Directors. In November 2013, Steven Morton, a senior housing veteran, was appointed to the Board of Directors.

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

The company has been funding its cash flow deficiency through a combination of selling non-core assets and by raising equity and debt from both insiders and arm’s length investors. It is expected that funds from these sources will continue to be available to the company until such a time as the funds are no longer needed. In addition, the company continues to pursue outside capital and is seeking up to $4 million of new equity capital and a new operating line of credit (NOTE 14 Subsequent Events).

We remain reasonably optimistic about our prospects, but cannot be sure that we will be successful in raising all of the necessary working capital needed. As such there are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due, or generate positive operating results.

Results of Operations

For the three months and six months ended June 30, 2014, the Company sustained a net loss of $72,750 and $435,196 respectively, compared to a net loss of $496,003 and $926,768 for the three and six months ended June 30,2013, a decrease of $423,253 and $491,572 compared to 2013.  Both decreases are primarily attributable to an increase in revenues and a decrease in general and administrative and professional fees.

During the three months and six months ended June 30, 2014 net revenues were $477,842 and $739,857 respectively, compared to net revenues of $154,089 and $348,958 during the three months and six months ended June 30, 2013, an increase of $323,753 and $390,899 compared to 2013. The increases in revenues are primarily attributed to consortium fees for 2014 which were nonexistent in 2013 for the same period.

Total operating expenses for the three months and six months ended June 30, 2014 were $506,035 and $1,097,792 respectively, compared to $588,786 and $1,238,329 for the three and six months ended June 30, 2013, a decrease of $82,751 and $140,537 compared to 2013.  Total operating expenses in the areas of professional fees and general and administrative expense decreased as a result of closing the Orlando office to provide overhead synergies maintaining one Corporate US office located in Fort Myers, FL.

During the three months and six months ended June 30, 2014 professional fees were $36,946 and $105,096 respectively, compared to $70,313 and $150,124 for the three and six months ended June 30, 2013, a decrease of $33,367 and $45,028 compared to 2013.  Professional fees generally include legal and accounting attributable to SEC compliance and other consulting services pertinent to the development and operation of our business. The decreases in professional fees was primarily a result of services which were brought in house for 2014.

During the three months and six months ended June 30, 2014 salary expense totaled $311,361 and $642,076 respectively, compared to $363,152 and $696,283 for the three and six months ended June 30, 2013, a decrease of $51,791 and $54,207 compared to 2013. The decreases in salary expense was primarily attributable to the closing of the Orlando office and reduction of staff which occurred in the first three months of 2014.

Our general and administrative expenses were $157,728 and $350,620 for the three months and six months ended June 30, 2014 respectively and $155,321 and $391,922 for the three months and six ended June 30, 2013, an increase of $2,407 and decrease of $41,302 compared to 2013.  The increase is a result of ordinary expenses and the decrease is primarily a result of the Orlando office closure and reduced travel, rent and ordinary expense in the first three months of 2014.

For the remainder of 2014, we anticipate increases in both salary expense and general and administrative expenses as we continue to implement our business model, focused on growing our senior housing management and consulting businesses. We shall maintain our rationalization effort in controlling our expenses to remain as efficient as possible in light of our financial resources.  Management expects revenue increases to continue throughout the year.

Liquidity and Capital Resources

As of June 30, 2014, we had a deficit in working capital of $1,765,564 as compared to a deficit of $1,851,848 at December 31, 2013. The change of $86,284 was comprised of a decrease in cash balances of $109,957, an increase in receivables $12,387, decreases in deposits and deferred charges of $32,865, decreases in lines of credit, notes payable and shareholder advances of $477,586, and increases in accounts payable and accrued expenses of $260,867.

Net cash used in operating activities for the six months ended June 30, 2014 was $117,917, as compared to $719,679 for the six months ended June 30, 2013.  The change of $601,762 is primarily attributable to a lower net loss and an increase in accounts payable and accrued expenses.

Net cash used by investing activities for the six months ended June 30, 2014 was zero as compared to $4,950 for the six months ended June 30, 2013.  The change of $4,950 is a result of fixed assets purchased in 2013.

Net cash provided by financing activities for the six months ended June 30, 2014 was $7,960 as compared to $565,580 for the six months ended June 30, 2013.  The change of $557,620 largely represents issuance of common stock and proceeds from related party notes.

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

EXHIBITS.

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
Date: August 19, 2014